Form 10-Q
period 2025-09-30
Antares Strategic Credit Fund II LLC
filed 2025-11-14
CIK 2065397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01874

_______________________________________________________________________

ANTARES STRATEGIC CREDIT FUND II LLC

(Exact name of Registrant as specified in its Charter)

_______________________________________________________________________

Delaware	33-5000335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 South Canal Street, Suite 4200 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

312-638-4000

Registrant’s telephone number, including area code

_______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The Registrant’s common shares ("Common Shares"), $0.001 par value per share, outstanding as of November 13, 2025 was 2,051,475. Common Shares outstanding exclude November 1, 2025 subscriptions and share issuance pursuant to the dividend reinvestment plan, as the issuance price is not yet finalized at this time.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Assets and Liabilities as of September 30, 2025 (Unaudited)	4
	Consolidated Statements of Operations for the three months ended September 30, 2025 and for the period from April 15, 2025 (inception) to September 30, 2025 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2025 and for the period from April 15, 2025 (inception) to September 30, 2025 (Unaudited)	6
	Consolidated Statement of Cash Flows for the period from April 15, 2025 (inception) to September 30, 2025 (Unaudited)	7
	Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
	Signatures	50

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Antares Strategic Credit Fund II LLC (the “Company,” “we,” “us,” or “our”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•
we have a limited operating history;
•
our, or our portfolio companies’, future business, operations, operating results or prospects;
•
the return or impact of current and future investments;
•
changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation, risk of recession and a prolonged United States government shutdown;
•
the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;
•
the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•
market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;
•
our contractual arrangements and relationships with third parties;
•
the state of the general economy;
•
the impact of supply chain constraints on our portfolio companies and the global economy;
•
uncertainty surrounding global financial stability, including the liquidity of certain banks;
•
the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•
our ability to raise capital in the private and public debt and equity markets;
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chain and operations;
•
the outcome and impact of any litigation or regulatory proceeding;
•
the adequacy of our cash resources and working capital;
•
the timing, form and amount of any dividend distributions;
•
the timing of cash flows, if any, from the operations of our portfolio companies; and
•
the ability of our adviser to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on Form 10 registration statement, Annual Report on Form 10-K and this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statement on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

September 30, 2025
(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $106,041 as of September 30, 2025)	$106,151
Short-term investments (amortized cost — $3,929 as of September 30, 2025)	3,929
Total investments at fair value	110,080
Cash	3,006
Foreign currencies (cost — $89 as of September 30, 2025)	88
Interest receivable from non-controlled/non-affiliated investments	387
Deferred offering costs	177
Receivable from adviser (Note 3)	792
Prepaid expenses and other assets	172
Total assets	$114,702

LIABILITIES
Debt outstanding	$62,448
Less: Deferred financing costs	(1,840)
Total debt, net of deferred financing costs	60,608
Payable for investments purchased	995
Interest payable	146
Distributions payable	420
Administrative service fee payable	149
Accrued expenses and other liabilities	484
Due to affiliates	878
Total liabilities	63,680
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.001 (2,028,811 shares issued and outstanding as of September 30, 2025)	2
Paid-in capital in excess of par value	50,728
Accumulated net distributable earnings	292
Total net assets	51,022
Total liabilities and net assets	$114,702
Net asset value per share	$25.15

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2025 (1)	Period from April 15, 2025 (inception) to September 30, 2025 (1)
Investment income:
From total investments:
Interest income	$2,094	$2,094
Other income	7	7
Total investment income	2,101	2,101
Expenses:
Interest and debt expenses	839	839
Management fees (Note 3) (2)	—	—
Income based incentive fee (Note 3)	84	84
Capital gains incentive fee (Note 3)	12	12
Administrative service fee	149	149
Board of Directors fee	3	3
Other general and administrative expenses	375	375
Organization and offering costs	123	276
Shareholder servicing and/or distribution fee	88	88
Total expenses	1,673	1,826
Management fees waiver (Note 3) (2)	—	—
Incentive fees waiver (Note 3)	(96)	(96)
Reimbursable expenses paid by adviser (Note 3)	(639)	(792)
Net expenses, net of fee waivers	938	938
Net investment income (loss)	1,163	1,163

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Foreign currency transactions	(19)	(19)
Total net realized gain (loss)	(19)	(19)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	110	110
Translation of assets and liabilities in foreign currencies	13	13
Total net change in unrealized appreciation (depreciation)	123	123
Total net realized and change in unrealized gain (loss)	104	104
Net increase (decrease) in net assets resulting from operations	$1,267	$1,267

Per share information
Net investment income (loss) per share (basic and diluted)	$0.58	$0.58
Earnings per share (basic and diluted)	$0.63	$0.63
Distributions declared per share	$0.48	$0.48
Weighted average shares outstanding (basic and diluted)	2,003,966	2,003,966

(1)
The Company commenced operations on July 18, 2025.
(2)
Value is less than $1.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended September 30, 2025 (1)

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income (loss)	—	—	—	1,163	1,163
Net realized gain (loss)	—	—	—	(19)	(19)
Net change in unrealized appreciation (depreciation)	—	—	—	123	123
Net increase (decrease) in net assets resulting from operations	—	—	—	1,267	1,267
Capital Transactions:
Issuance of shares	2,005,957	2	50,148	—	50,150
Common Shares issued from reinvestment of distributions	21,854	—	555	—	555
Distributions to shareholders	—	—	—	(975)	(975)
Net increase (decrease) in net assets resulting from capital transactions	2,027,811	2	50,703	(975)	49,730
Total net increase (decrease)	2,027,811	2	50,703	292	50,997
Net assets at end of period	2,028,811	$2	$50,728	$292	$51,022

Period from April 15, 2025 (inception) to September 30, 2025 (1)

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	1,163	1,163
Net realized gain (loss)	—	—	—	(19)	(19)
Net change in unrealized appreciation (depreciation)	—	—	—	123	123
Net increase (decrease) in net assets resulting from operations	—	—	—	1,267	1,267
Capital Transactions:
Issuance of shares	2,006,957	2	50,173	—	50,175
Common Shares issued from reinvestment of distributions	21,854	—	555	—	555
Distributions to shareholders	—	—	—	(975)	(975)
Net increase (decrease) in net assets resulting from capital transactions	2,028,811	2	50,728	(975)	49,755
Total net increase (decrease)	2,028,811	2	50,728	292	51,022
Net assets at end of period	2,028,811	$2	$50,728	$292	$51,022
(1)
The Company commenced operations on July 18, 2025.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

Period from April 15, 2025 (inception) to September 30, 2025 (1)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$1,267
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium	(17)
Proceeds from sale of investments and principal repayments	574
Purchases of investments	(56,598)
Purchase/sale of short-term investments, net	(3,929)
Net change in unrealized (appreciation) depreciation on investments	(110)
Amortization of deferred financing costs	79
Amortization of deferred offering costs	44
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(387)
Receivable from adviser	(792)
Prepaid expenses and other assets	(172)
Increase (decrease) in operating liabilities:
Due to affiliates	878
Payable for investments purchased	995
Interest payable	146
Administrative service fee payable	149
Accrued expenses and other liabilities	484
Net cash provided by (used in) operating activities	(57,389)
Cash flow from financing activities
Proceeds from issuance of shares, net of subscription receivable	175
Debt borrowings	62,448
Deferred offering costs paid	(221)
Deferred financing costs paid	(1,919)
Net cash provided by (used in) financing activities	60,483
Net increase (decrease) in cash	3,094
Cash and foreign currencies at the beginning of period	—
Cash and foreign currencies at the end of period	$3,094
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$614
Equity issued in kind (Note 8)	50,000
Investments purchased in kind (Note 8)	50,000
Distributions payable	420

(1)
The Company commenced operations on July 18, 2025.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Air Freight and Logistics
Kenco PPC Buyer LLC	(7)(9)	First Lien Term Loan	S + 4.75%	8.60%	11/15/2029	$1,342	$1,335	$1,342	2.63%
Kenco PPC Buyer LLC	(6)(9)	First Lien Revolver	S + 4.75%	8.73%	11/15/2029	74	15	15	0.03
							1,350	1,357	2.66
Chemicals
Aurora Plastics, LLC	(7)(10)	First Lien Term Loan	S + 4.75%	8.98%	8/12/2030	4,046	4,027	4,027	7.89
Aurora Plastics, LLC	(7)(10)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	8/12/2030	446	444	444	0.87
Aurora Plastics, LLC	(6)(10)	First Lien Revolver	S + 4.75%	8.98%	8/12/2030	485	(2)	(2)	—
Lubricant Engineers	(7)(9)	First Lien Term Loan	S + 5.25%	9.23%	9/1/2029	3,083	3,068	3,083	6.04
Lubricant Engineers	(6)(9)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/1/2029	549	(3)	—	—
Lubricant Engineers	(6)(9)	First Lien Revolver	S + 5.25%	9.23%	9/1/2029	354	(2)	—	—
							7,532	7,552	14.80
Commercial Services and Supplies
Denali BuyerCo LLC	(7)(10)	First Lien Term Loan	S + 5.25%	9.23%	9/15/2028	1,283	1,273	1,283	2.51
Denali BuyerCo LLC	(7)(10)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/15/2028	2,013	1,998	2,013	3.95
Denali BuyerCo LLC	(6)(10)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/15/2028	890	418	425	0.83
Onyx-Fire Protection Services Inc.	(5)(7)(10)	First Lien Term Loan	C + 4.50%	7.06%	7/31/2031	CAD 1,491	1,081	1,071	2.10
Onyx-Fire Protection Services Inc.	(5)(6)(10)	First Lien Delayed Draw Term Loan	C + 4.50%	7.06%	7/31/2031	CAD 141	—	—	—
Onyx-Fire Protection Services Inc.	(5)(6)(10)	First Lien Revolver	C + 4.50%	7.06%	7/31/2031	CAD 353	16	17	0.03
							4,786	4,809	9.42
Construction & Engineering
Trilon Group, LLC	(7)(9)	First Lien Term Loan	S + 4.75%	8.73%	5/29/2029	336	333	334	0.65
Trilon Group, LLC	(6)(7)(9)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/29/2029	214	82	82	0.16
							415	416	0.81
Containers and Packaging
Cold Chain Technologies, LLC	(7)(9)	First Lien Term Loan	S + 5.75%	9.73%	7/2/2026	1,238	1,236	1,235	2.42
Plastipak Holdings, Inc.	(4)(7)(12)	First Lien Term Loan	S + 2.50%	6.48%	9/10/2032	1,000	995	1,001	1.96
							2,231	2,236	4.38
Distributors
Halo Buyer, Inc.	(7)(9)	First Lien Term Loan	S + 6.00%	10.13%	8/7/2029	2,163	2,121	2,136	4.19
Halo Buyer, Inc.	(6)(9)	First Lien Revolver	S + 6.00%	10.13%	8/7/2029	326	56	58	0.11
							2,177	2,194	4.30

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Apex Service Partners, LLC	(7)(9)	First Lien Term Loan	S + 5.00%	8.98%	10/24/2030	$744	$741	$741	1.45%
Apex Service Partners, LLC	(7)(9)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	10/24/2030	177	176	176	0.34
Apex Service Partners, LLC	(6)(9)	First Lien Revolver	S + 5.00%	8.98%	10/24/2029	59	—	—	—
VPP Intermediate Holdings, LLC	(6)(9)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	12/1/2027	1,883	354	353	0.69
							1,271	1,270	2.48
Energy Equipment and Services
Integrated Power Services Holdings, Inc.	(7)(10)	First Lien Term Loan	S + 4.75%	8.99%	11/22/2028	2,527	2,522	2,522	4.94
Integrated Power Services Holdings, Inc.	(6)(10)	First Lien Delayed Draw Term Loan	S + 4.75%	8.99%	11/22/2028	450	(1)	(1)	—
							2,521	2,521	4.94
Financial Services
Aprio Advisory Group, LLC	(7)(10)	First Lien Term Loan	S + 4.75%	8.73%	8/1/2031	601	598	598	1.17
Aprio Advisory Group, LLC	(7)(10)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/1/2031	262	260	260	0.51
Aprio Advisory Group, LLC	(6)(10)	First Lien Revolver	S + 4.75%	8.73%	8/1/2031	132	(1)	(1)	—
Cerity Partners Equity Holding LLC	(7)(10)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/28/2029	3,922	3,913	3,922	7.69
Cerity Partners Equity Holding LLC	(6)(10)	First Lien Revolver	S + 5.25%	9.38%	7/28/2028	63	8	8	0.02
Foreside Financial Group, LLC	(7)(9)	First Lien Term Loan	S + 5.25%	9.38%	9/30/2027	92	92	92	0.18
Foreside Financial Group, LLC	(6)(9)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	9/30/2027	1,906	222	222	0.44
Minotaur Acquisition, Inc.	(7)(9)	First Lien Term Loan	S + 5.00%	9.13%	6/3/2030	967	959	959	1.88
Minotaur Acquisition, Inc.	(7)(9)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/3/2030	804	798	798	1.56
Minotaur Acquisition, Inc.	(6)(9)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/3/2030	129	(1)	(1)	—
Minotaur Acquisition, Inc.	(6)(9)	First Lien Revolver	S + 5.00%	9.13%	6/3/2030	78	(1)	(1)	—
Wealth Enhancement Group, LLC	(6)(9)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	10/2/2028	3,871	608	599	1.17
Wealth Enhancement Group, LLC	(6)(9)	First Lien Revolver	S + 4.50%	8.48%	10/2/2028	129	—	—	—
							7,455	7,455	14.62
Food Products
Sara Lee Frozen Bakery, LLC	(7)(9)	First Lien Term Loan	S + 4.75%	8.88%	7/30/2027	3,242	3,227	3,234	6.34
Sara Lee Frozen Bakery, LLC	(6)(9)	First Lien Revolver	S + 4.75%	8.88%	7/30/2027	1,424	977	980	1.92
							4,204	4,214	8.26

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Health Care Technology
F&M Buyer LLC	(7)(10)	First Lien Term Loan	S + 4.50%	8.48%	3/18/2032	$2,388	$2,376	$2,388	4.68%
F&M Buyer LLC	(6)(10)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	3/18/2032	796	(4)	—	—
F&M Buyer LLC	(6)(10)	First Lien Revolver	S + 4.50%	8.48%	3/18/2032	348	(2)	—	—
Invictus Buyer, LLC	(7)(10)	First Lien Term Loan	S + 4.50%	8.48%	6/3/2031	1,260	1,260	1,260	2.47
Invictus Buyer, LLC	(6)(10)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/3/2031	530	—	—	—
Invictus Buyer, LLC	(6)(10)	First Lien Revolver	S + 5.00%	8.98%	6/3/2031	196	—	—	—
Swoop Intermediate III, Inc.	(7)(11)	First Lien Term Loan	S + 4.50%	8.63%	4/12/2032	2,318	2,313	2,313	4.53
Swoop Intermediate III, Inc.	(6)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	4/12/2032	1,636	(4)	(4)	(0.01)
Swoop Intermediate III, Inc.	(6)(11)	First Lien Revolver	S + 4.50%	8.63%	4/12/2032	545	(1)	(1)	—
Unlimited Technology Holdings, LLC	(7)(10)	First Lien Term Loan	S + 4.50%	8.48%	3/12/2032	1,320	1,317	1,317	2.58
Unlimited Technology Holdings, LLC	(6)(10)	First Lien Revolver	S + 4.50%	8.48%	3/12/2032	176	—	—	—
							7,255	7,273	14.25
Healthcare Equipment and Supplies
CPC/Cirtec Holdings, Inc.	(6)(10)	First Lien Revolver	S + 5.00%	9.13%	10/31/2028	558	85	87	0.17
							85	87	0.17
Healthcare Providers and Services
123Dentist Inc.	(5)(6)(7)(10)	First Lien Delayed Draw Term Loan	C + 5.00%	7.56%	8/10/2029	CAD 3,986	2,371	2,341	4.59
AB Centers Acquisition Corporation	(7)(10)	First Lien Term Loan	S + 5.25%	9.38%	7/2/2031	1,990	1,977	1,983	3.89
							4,348	4,324	8.48
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(5)(7)(9)	First Lien Term Loan	C + 4.75%	7.63%	5/29/2030	CAD 488	353	350	0.69
Movati Athletic (Group) Inc.	(5)(6)(9)	First Lien Delayed Draw Term Loan	C + 4.75%	7.61%	5/29/2030	CAD 113	(1)	—	—
Movati Athletic (Group) Inc.	(5)(6)(9)	First Lien Revolver	C + 4.75%	7.61%	5/29/2029	CAD 85	—	—	—
							352	350	0.69
Household Products
Wu Holdco, Inc.	(7)(10)	First Lien Term Loan	S + 4.75%	8.73%	4/19/2032	3,791	3,782	3,782	7.41
Wu Holdco, Inc.	(6)(10)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	4/19/2032	922	(2)	(2)	—
Wu Holdco, Inc.	(6)(10)	First Lien Revolver	S + 4.75%	8.73%	4/19/2032	287	(1)	(1)	—
							3,779	3,779	7.41
Industrial Conglomerates
Harvey Tool Company, LLC	(7)(10)	First Lien Term Loan	S + 4.75%	8.88%	8/6/2032	893	887	886	1.74
Harvey Tool Company, LLC	(6)(10)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	8/6/2032	391	(1)	(3)	(0.01)
Harvey Tool Company, LLC	(6)(10)	First Lien Revolver	S + 4.75%	8.88%	8/6/2032	117	—	(1)	—
							886	882	1.73

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Insurance
AmeriLife Holdings LLC	(7)(10)	First Lien Term Loan	S + 5.00%	8.98%	8/31/2029	$2,439	$2,434	$2,433	4.77%
AmeriLife Holdings LLC	(6)(10)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	8/31/2029	2,133	1,198	1,198	2.35
AmeriLife Holdings LLC	(6)(10)	First Lien Revolver	S + 5.00%	8.98%	8/31/2028	410	67	67	0.13
Bellwether Buyer, L.L.C.	(7)(10)	First Lien Term Loan	S + 4.50%	8.63%	4/15/2032	2,091	2,086	2,086	4.09
Bellwether Buyer, L.L.C.	(6)(10)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	4/15/2032	1,089	(3)	(3)	(0.01)
Bellwether Buyer, L.L.C.	(6)(10)	First Lien Revolver	S + 4.50%	8.63%	4/15/2032	436	108	108	0.21
Foundation Risk Partners, Corp.	(6)(10)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	10/29/2030	4,000	185	200	0.39
Patriot Growth Insurance Services, LLC	(7)(10)	First Lien Term Loan	S + 5.00%	9.13%	10/16/2028	4,622	4,600	4,622	9.06
Patriot Growth Insurance Services, LLC	(6)(10)	First Lien Revolver	S + 5.00%	9.08%	10/16/2028	354	(2)	—	—
World Insurance Associates, LLC	(7)(9)	First Lien Term Loan	S + 5.00%	8.98%	4/3/2030	2,886	2,871	2,878	5.64
World Insurance Associates, LLC	(6)(9)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	4/3/2030	1,025	214	216	0.43
World Insurance Associates, LLC	(6)(9)	First Lien Revolver	S + 5.00%	8.98%	4/3/2030	75	—	—	—
							13,758	13,805	27.06
IT Services
OEConnection LLC	(6)(10)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	4/22/2031	4,000	5	13	0.03
Ridge Trail US Bidco, Inc.	(7)(10)	First Lien Term Loan	S + 4.50%	8.35%	9/30/2031	1,020	1,012	1,012	1.98
Ridge Trail US Bidco, Inc.	(6)(10)	First Lien Delayed Draw Term Loan	S + 4.50%	8.35%	9/30/2031	354	(3)	(3)	(0.01)
Ridge Trail US Bidco, Inc.	(6)(10)	First Lien Revolver	S + 4.50%	8.35%	3/31/2031	118	31	31	0.06
							1,045	1,053	2.06
Machinery
Clyde Industries US Holdco, Inc.	(7)(9)	First Lien Term Loan	S + 5.00%	9.13%	12/18/2026	490	490	490	0.96
Clyde Industries US Holdco, Inc.	(6)(9)	First Lien Revolver	S + 5.00%	9.13%	12/18/2026	178	—	—	—
							490	490	0.96
Media
Real Chemistry Intermediate III, Inc.	(7)(11)	First Lien Term Loan	S + 4.50%	8.48%	4/12/2032	2,588	2,582	2,575	5.05
Real Chemistry Intermediate III, Inc.	(6)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	4/12/2032	1,150	440	437	0.86
Real Chemistry Intermediate III, Inc.	(6)(11)	First Lien Revolver	S + 4.50%	8.48%	4/12/2032	575	(1)	(3)	(0.01)
							3,021	3,009	5.90
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(7)(9)	First Lien Term Loan	S + 5.25%	9.23%	12/22/2031	2,879	2,865	2,879	5.64
Bridges Consumer Healthcare Intermediate LLC	(6)(7)(9)	First Lien Delayed Draw Term Loan	S + 5.25%	9.10%	12/22/2031	1,372	1,089	1,096	2.15
Bridges Consumer Healthcare Intermediate LLC	(6)(9)	First Lien Revolver	S + 5.25%	9.23%	12/22/2031	551	(3)	—	—
Puma Buyer, LLC	(7)(11)	First Lien Term Loan	S + 4.25%	8.23%	3/29/2032	2,577	2,571	2,577	5.05
Puma Buyer, LLC	(6)(11)	First Lien Revolver	S + 4.25%	8.23%	3/29/2032	417	(1)	—	—
							6,521	6,552	12.84

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Professional Services
Analytic Partners, LP	(7)(10)	First Lien Term Loan	S + 4.50%	8.63%	4/4/2030	$1,753	$1,748	$1,753	3.44%
Analytic Partners, LP	(6)(10)	First Lien Revolver	S + 4.50%	8.63%	4/4/2030	239	(1)	—	—
Applied Technical Services, LLC	(7)(10)	First Lien Term Loan	S + 5.25%	9.23%	4/8/2031	4,150	4,132	4,150	8.13
Applied Technical Services, LLC	(6)(10)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	4/8/2031	420	116	117	0.23
Applied Technical Services, LLC	(6)(10)	First Lien Revolver	S + 5.25%	9.23%	4/8/2031	420	66	67	0.13
Iris Buyer LLC	(6)(9)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	10/2/2030	749	124	127	0.25
Propio LS, LLC	(7)(10)	First Lien Term Loan	S + 4.75%	8.73%	5/10/2030	4,855	4,832	4,818	9.44
Propio LS, LLC	(6)(10)	First Lien Revolver	S + 4.75%	8.73%	5/10/2030	133	(1)	(1)	—
Rimkus Consulting Group, Inc.	(7)(10)	First Lien Term Loan	S + 5.25%	9.23%	4/1/2031	1,779	1,779	1,725	3.38
Rimkus Consulting Group, Inc.	(6)(10)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	4/1/2031	458	97	83	0.16
Rimkus Consulting Group, Inc.	(6)(10)	First Lien Revolver	S + 5.25%	9.23%	4/1/2030	245	61	54	0.11
USRP Holdings, Inc.	(7)(10)	First Lien Term Loan	S + 5.00%	9.13%	12/31/2029	3,143	3,143	3,143	6.16
USRP Holdings, Inc.	(6)(10)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	12/31/2029	1,011	448	448	0.88
USRP Holdings, Inc.	(6)(10)	First Lien Revolver	S + 5.00%	9.13%	12/31/2029	328	—	—	—
							16,544	16,484	32.31
Software
Fourth Enterprises, LLC	(7)(10)	First Lien Term Loan	S + 4.50%	8.63%	3/21/2031	3,105	3,089	3,089	6.05
Fourth Enterprises, LLC	(6)(10)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	3/21/2031	602	(3)	(3)	(0.01)
Fourth Enterprises, LLC	(6)(10)	First Lien Revolver	S + 4.50%	8.63%	3/21/2031	278	49	49	0.10
KPA Parent Holdings, Inc.	(7)(10)	First Lien Term Loan	S + 4.75%	8.88%	3/12/2032	4,023	4,003	4,023	7.89
KPA Parent Holdings, Inc.	(6)(10)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	3/12/2032	575	(3)	—	—
KPA Parent Holdings, Inc.	(6)(10)	First Lien Revolver	S + 4.75%	8.88%	3/12/2032	402	(2)	—	—
Monotype Imaging Holdings Inc.	(7)(10)	First Lien Term Loan	S + 5.50%	9.63%	2/28/2031	746	746	743	1.46
MRI Software LLC	(7)(9)	First Lien Term Loan	S + 4.75%	8.73%	2/10/2027	724	722	723	1.42
MRI Software LLC	(6)(9)	First Lien Revolver	S + 4.75%	8.73%	2/10/2027	22	2	2	—
							8,603	8,626	16.91
Trading Companies and Distributors
Kele Holdco, Inc.	(7)(9)	First Lien Term Loan	S + 4.50%	8.63%	2/20/2028	673	670	672	1.32
Kele Holdco, Inc.	(6)(9)	First Lien Revolver	S + 4.50%	8.63%	2/20/2028	75	41	41	0.08
							711	713	1.40
Wireless Telecommunication Services
CCI Buyer, Inc.	(7)(10)	First Lien Term Loan	S + 5.00%	8.98%	5/13/2032	4,724	4,702	4,701	9.21
CCI Buyer, Inc.	(6)(10)	First Lien Revolver	S + 5.00%	8.98%	5/13/2032	276	(1)	(1)	—
							4,701	4,700	9.21
Total Secured Debt Investments							106,041	106,151	208.05
Total Investments - non-controlled/non-affiliated							106,041	106,151	208.05

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(8)		—	—	—		3,929	3,929	7.70
Total Short-Term Investments							3,929	3,929	7.70
Total Investments at fair value							$109,970	$110,080	215.75%

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

1.
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term "Company" shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on September 30, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind ("PIK") provision. SOFR and CORRA based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
4.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Directors (the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
5.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 3.33% of total assets as calculated in accordance with regulatory requirements.
6.
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See below and Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.
7.
Position or portion thereof is pledged as collateral under the Revolving Credit Facility (as defined below).
8.
Short-term investments amounting to $3,929 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of September 30, 2025.
9.
Loan includes interest floor of 1.00%.
10.
Loan includes interest floor of 0.75%.
11.
Loan includes interest floor of 0.50%.
12.
Loan includes interest floor of 0.00%.

See accompanying notes to the consolidated financial statements

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

As of September 30, 2025, the Company had the following commitments to fund various revolving and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
123Dentist Inc.	Delayed Draw Term Loan	8/10/2026	$510	$(2)
AmeriLife Holdings LLC	Delayed Draw Term Loan	6/18/2026	930	(2)
AmeriLife Holdings LLC	Revolver	8/31/2028	341	(1)
Analytic Partners, LP	Revolver	4/4/2030	239	—
Apex Service Partners, LLC	Revolver	10/24/2029	59	—
Applied Technical Services, LLC	Delayed Draw Term Loan	4/8/2026	302	—
Applied Technical Services, LLC	Revolver	4/8/2031	353	—
Aprio Advisory Group, LLC	Revolver	8/1/2031	132	(1)
Aurora Plastics, LLC	Revolver	8/12/2030	485	(2)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	1,089	(3)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	327	(1)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	275	—
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	551	—
CCI Buyer, Inc.	Revolver	5/13/2032	276	(1)
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	55	—
Clyde Industries US Holdco, Inc.	Revolver	12/18/2026	178	—
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	469	(2)
Denali BuyerCo LLC	Delayed Draw Term Loan	1/29/2027	465	—
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	796	—
F&M Buyer LLC	Revolver	3/18/2032	348	—
Foreside Financial Group, LLC	Delayed Draw Term Loan	3/13/2026	1,683	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	3,800	—
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	602	(3)
Fourth Enterprises, LLC	Revolver	3/21/2031	228	(1)
Halo Buyer, Inc.	Revolver	8/7/2029	264	(3)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	391	(3)
Harvey Tool Company, LLC	Revolver	8/6/2032	117	(1)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	450	(1)
Invictus Buyer, LLC	Delayed Draw Term Loan	6/4/2026	530	—
Invictus Buyer, LLC	Revolver	6/3/2031	196	—
Iris Buyer LLC	Delayed Draw Term Loan	8/5/2026	623	—
Kele Holdco, Inc.	Revolver	2/20/2028	34	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	60	—

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	$575	$—
KPA Parent Holdings, Inc.	Revolver	3/12/2032	402	—
Lubricant Engineers	Delayed Draw Term Loan	3/31/2027	549	—
Lubricant Engineers	Revolver	9/1/2029	354	—
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	6/4/2026	129	(1)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	78	(1)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	5/30/2026	81	—
Movati Athletic (Group) Inc.	Revolver	5/29/2029	61	—
MRI Software LLC	Revolver	2/10/2027	20	—
OEConnection LLC	Delayed Draw Term Loan	12/30/2026	4,000	13
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	101	—
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	237	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	354	—
Propio LS, LLC	Revolver	5/10/2030	133	(1)
Puma Buyer, LLC	Revolver	3/29/2032	417	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	707	(4)
Real Chemistry Intermediate III, Inc.	Revolver	4/12/2032	575	(3)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	354	(3)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	86	(1)
Rimkus Consulting Group, Inc.	Delayed Draw Term Loan	4/1/2026	361	(11)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	184	(6)
Sara Lee Frozen Bakery, LLC	Revolver	7/30/2027	441	(1)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	1,636	(4)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	545	(1)
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	130	(1)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	176	—
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	563	—
USRP Holdings, Inc.	Revolver	12/31/2029	329	—
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	1,516	(11)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	3,263	(8)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	129	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	806	(2)
World Insurance Associates, LLC	Revolver	4/3/2030	75	—
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	922	(2)
Wu Holdco, Inc.	Revolver	4/19/2032	287	(1)
Total Unfunded Commitments			$37,734	$(76)

(1)
Foreign domiciled investments have been converted to U.S. Dollars based on prevailing rates at period-end.

ANTARES STRATEGIC CREDIT FUND II LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Strategic Credit Fund II LLC (the “Company”) is a Delaware limited liability company formed on April 15, 2025, which commenced investment operations on July 18, 2025. The Company was organized to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to borrowers in the United States and Canada. The Company’s investment strategy focuses primarily on private credit investments structured as portfolio loans to U.S. borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans, related delayed draw term loans and/or revolving loans. Each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

The Company is a private, perpetual-life BDC, whose common shares (“Common Shares”) are not listed for trading on a stock exchange or other securities market and is an investment vehicle with indefinite duration.

While the Company’s investment strategy primarily focuses on companies in the United States, the Company intends to also invest in companies in Canada, Europe and other locations outside the U.S, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies”. The Company may also invest in preferred equity or debt investments that may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds, which may be used primarily to maintain liquidity for the Company’s share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. The Company may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities subject to compliance with BDC requirements.

The Company offers its Common Shares on a continuous basis via a private placement ("Private Offering"). Within the United States, the Common Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”). Outside of the United States, the Common Shares are being sold in accordance with Regulation S of the Securities Act.

The Company may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, swaps, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Company may also seek to borrow capital in local currencies as a means of hedging non-U.S. dollar denominated investments.

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of September 30, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and include: ASTII Funding SPV LLC ("A-Star II Funding SPV"), ASTII Master Fund LLC ("A-Star II Master Fund") and ASTII Equity Holdings LLC ("A-Star II Equity", and collectively with A-Star II Funding SPV and A-Star II Master Fund, the "Subsidiaries"). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately be achieved for the year ended December 31, 2025. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the wholly owned subsidiaries in the consolidated financial statements. All intercompany balances have been eliminated.

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Although the Company’s estimates contemplate current conditions and how they expect them to change in the future, it is reasonably possible that actual results could differ from those estimates and such difference could be material.

Cash

Cash consists of demand deposits and are carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company incurred $79 and $232, respectively, in organization costs. These amounts are included in due to affiliates on the Consolidated Statement of Assets and Liabilities as of September 30, 2025.

Costs associated with the Private Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepted capital contribution from unaffiliated shareholders in the Private Offering. For the three months ended September 30, 2025, the Company incurred $51 of offering costs and amortized $44 of offering costs during the period. For the period from April 15, 2025 (inception) to September 30, 2025, the Company incurred $221 of offering costs and amortized $44 of offering costs during the period.

As of September 30, 2025, $177 in deferred offering costs were included on the Consolidated Statement of Assets and Liabilities.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less.

Valuation of Investments

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments for which market quotations are readily available are typically valued using mid-market pricing (i.e., mid-point of average bid and ask prices). The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser performs, from time to time, price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Directors (the “Board”), based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, among other procedures, as described below:

•
The valuation process begins with each investment being preliminarily reviewed by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•
At least once annually the valuation for each investment (subject to a de minimis threshold) is reviewed by an independent valuation firm. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•
The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and confirms the independent valuation firms’ valuation ranges when utilized are reasonable;
•
The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•
The Board and audit committee of the Company periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, the Company takes into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, any of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

The Company’s accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable quarterly or semiannually. In some cases, some of the Company's investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the debt investments using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, in the current period.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in payment-in-kind interest income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through payment-in-kind interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected cash.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to the Company’s borrowings are presented as an offset against the debt outstanding on the Consolidated Statements of Assets and Liabilities.

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

Income Taxes

The Company intends to elect to be a treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more- likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to maintain qualification for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

In addition, pursuant to the excise tax distribution requirements, the Company will be subject to a 4% non-deductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Distributions

To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Distributions to shareholders by the Company of ordinary income (including “market discount” realized by the Company on the sale of debt securities), and of net short-term capital gains, if any, realized by the Company are generally taxable to U.S. shareholders as ordinary income to the extent such distributions are paid out of the Company’s current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the shareholder has owned the Company’s shares. A distribution of an amount in excess of the Company’s current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a shareholder as a return of capital which will be applied against and reduce the shareholder’s basis in his or her shares. To the extent that the amount of any such distribution exceeds the shareholder’s basis in his or her shares, the excess will be treated by the shareholder as gain from a sale or exchange of the shares. Distributions paid by the Company generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate shareholders.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the distribution reinvestment plan. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. The additional shares received by a shareholder pursuant to the distribution reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account.

The Company may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may designate the retained amount as undistributed capital gains in a notice to its shareholders, who will be treated as if each received a distribution of its pro rata share of such gain, with the result that each shareholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Company on the gain and (iii) increase the tax basis for its shares by an amount equal to the deemed distribution less the tax credit.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”).

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On June 26, 2025, the Board approved an investment advisory agreement with the Adviser (“Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for determining the composition of the Company’s portfolio, identifying investment opportunities and making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies, and negotiating, obtaining and managing financing facilities and other forms of leverage.

The Company pays the Adviser fees for its services under the Investment Advisory Agreement. The fees consist of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee are ultimately borne by the Company’s shareholders.

The Adviser agreed to waive all management and incentive fees through February 28, 2026.

Management fees

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value (the "NAV") as of the beginning of the prior quarter and the beginning of the then current quarter.

For both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company recognized an amount less than $1 of management fees, before impact of waived fees. For both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Adviser agreed to waive less than $1 of management fees. As of September 30, 2025, the management fee payable balance was $0.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Investment income incentive fee

The investment income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). The Company pays an incentive fee quarterly as follows:

•
No investment income incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized).
•
100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized).
•
12.5% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).

Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable is equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. Such accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then U.S. GAAP requires the Company to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under U.S. GAAP in all prior periods. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees.

For purposes of computing the Company’s investment income incentive fee and capital gains incentive fee, the calculation methodology looks through derivative financial instruments or swaps as if the Company owned the reference assets directly. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

For both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company incurred income based incentive fees of $84, and capital gains incentive fees of $12, before impact of waived fees.

For both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Adviser agreed to waive $96 in total incentive fees.

As of September 30, 2025, the total incentive fee payable balance was $0.

Licensing Agreement

As part of the Investment Advisory Agreement, the Adviser, on behalf of Antares Holdings LLC, agreed to grant the Company a fully paid- up, royalty-free, non-exclusive, non-transferable license to use “Antares” for specified purposes in the Company’s business, during the term of the Investment Advisory Agreement. Other than with respect to this limited license, the Company will have no legal right to the “Antares” name.

Administration Agreement

On June 26, 2025, the Board approved the administration agreement (the “Administration Agreement”) with Antares Capital Credit Advisers LLC (in such role, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company incurred administrative service fees of $149.

Sub-administration Agreement

In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company reimburses the Administrator for any services performed for the Company by such affiliate or third party.

The Administrator hired U.S. Bancorp Fund Services, LLC to assist with sub-administration and fund accounting services.

Private Placement Agent Agreement

On July 22, 2025, the Company entered into a Private Placement Agent Agreement and a related Services Agreement (together, the “Placement Agreements”), among the Company and Quasar Distributors, LLC (the “Placement Agent”). The Placement Agreements provide for, among other things, the retention of the Placement Agent as the Company’s principal underwriter in connection with the offering of Common Shares, and to advise, consult with and assist the Company with the private placement of Common Shares.

The Company will pay the Placement Agent a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV of the Company as of the beginning of the first calendar day of the month for the Company's Common Shares. Such fee shall be paid by the Placement Agent to the applicable financial intermediaries. In addition, the Company has paid to the Placement Agent a one-time implementation fee of $5 and will pay a recurring annual fee ranging between 0.0035% - 0.0050% of the Company's total assets, subject to a minimum annual fee of $25. The Company will also pay reasonable, pre-approved out-of-pocket expenses incurred by the Placement Agent in connection with the services provided pursuant to the Placement Agreements.

Expense Support Agreement

On June 26, 2025, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser is obligated to pay the Company’s total organization and offering expenses, professional fees, director fees, administration fees, and other general and administrative expenses of the Company on the Company’s behalf such that these operating expenses of the Company do not exceed 1.00% (on annualized basis) of the Company’s NAV. Additionally, the Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf. Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all expense payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

In addition, effective as of July 15, 2025, the Company and the Adviser entered into a waiver letter agreement (the “Waiver Letter Agreement”), pursuant to which the Adviser agreed to waive reimbursement by the Company for certain of the Company’s organizational expenses the Adviser incurs or has incurred on the Company’s behalf in an aggregate amount not to exceed $250 during the period ending on the date of the initial closing for purchases of Common Shares by unaffiliated investors (the “Initial Closing Date”). The Waiver Letter Agreement provides that, to the extent the Company’s NAV increases, the Adviser may be reimbursed for past payments of excess organizational expenses made on the Company’s behalf prior to the Initial Closing Date, provided that the total organizational expenses borne by the Company do not exceed 1.00% of the Company’s NAV and provided further that the Adviser may not be reimbursed for payment of excess organizational expenses that were incurred more than three years prior to the proposed reimbursement.

For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Adviser provided $639 and $792, respectively, of expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, no reimbursement payments were made by the Company to the Adviser.

Co-Investment Activity

The Company, the Adviser and certain of its affiliates received an exemptive order from the SEC on April 2, 2024 (the “Current Order”) that permits, among other things, the Company to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Current Order from the SEC permitting the Company to do so. Under the terms of the Current Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s Board of Directors' approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Current Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Current Order is subject to certain terms and conditions so there can be no assurance that the Company will be permitted to co-invest with certain of the Company’s affiliates other than in the circumstances currently permitted by regulatory guidance and the Current Order. The Company and the Adviser have filed an application seeking, but have not yet received, a new SEC exemptive order for simplified co-investment relief (the “New Order”) that would supersede the Current Order. There is no assurance that the New Order will be granted by the SEC. In the event that the SEC grants us the New Order, we shall be required to comply with all terms and conditions required therein.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$106,041	$106,151	96.43%
Short-Term Investments	3,929	3,929	3.57
Total Investments at fair value	$109,970	$110,080	100.00%

As of September 30, 2025, there were no portfolio companies with loans on non-accrual status.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

September 30, 2025
Air Freight and Logistics	1.28%
Chemicals	7.11
Commercial Services and Supplies	4.53
Construction & Engineering	0.39
Containers and Packaging	2.11
Distributors	2.07
Diversified Consumer Services	1.20
Energy Equipment and Services	2.38
Financial Services	7.02
Food Products	3.97
Health Care Technology	6.85
Healthcare Equipment and Supplies	0.08
Healthcare Providers and Services	4.07
Hotels, Restaurants and Leisure	0.33
Household Products	3.56
Industrial Conglomerates	0.83
Insurance	13.01
IT Services	0.99
Machinery	0.46
Media	2.83
Pharmaceuticals	6.17
Professional Services	15.53
Software	8.13
Trading Companies and Distributors	0.67
Wireless Telecommunication Services	4.43
100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$102,221	$102,372	96.44%	200.64%
Canada	3,820	3,779	3.56	7.41
Total	$106,041	$106,151	100.00%	208.05%

Note 5. Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

In addition to using the above inputs in investment valuations, the Adviser applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.

Investments whose values are based on the listed closing price quoted on the securities’ principal exchange are classified within Level 1 and include active listed equities. The Adviser does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Adviser has the ability to access at the measurement date.

Level 2 – inputs other than quoted prices included in Level 1 that are observable for the assets or liabilities, either directly or indirectly. Level 2 inputs include: quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$1,001	$105,150	$106,151
Total non-controlled/non-affiliated investments	—	1,001	105,150	106,151
Short-Term Investments	3,929	—	—	3,929
Total Investments at fair value	$3,929	$1,001	$105,150	$110,080

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025:

	Three Months Ended September 30, 2025
	Secured Debt	Total Investments
Fair value, beginning of period	$—	$—
Purchase of investments (including received in-kind)	105,603	105,603
Proceeds from sale of investments and principal repayments	(574)	(574)
Net accretion of discount and amortization of premium	17	17
Net change in unrealized appreciation (depreciation) on investments	104	104
Fair value, end of period	$105,150	$105,150
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$104	$104

	Period from April 15, 2025 (inception) to September 30, 2025
	Secured Debt	Total Investments
Fair value, beginning of period	$—	$—
Purchase of investments (including received in-kind)	105,603	105,603
Proceeds from sale of investments and principal repayments	(574)	(574)
Net accretion of discount and amortization of premium	17	17
Net change in unrealized appreciation (depreciation) on investments	104	104
Fair value, end of period	$105,150	$105,150
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$104	$104

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$91,168	Market yield analysis	Market yield discount rates	7.12%	10.45%	8.48%
	13,244	Recent transaction	Transaction price	99.28	100.00	99.86
	738	Market quotation	Quote	99.81	100.33	99.82
Total Secured Debt	105,150

Total	$105,150

(1)
As of September 30, 2025, included within the fair value of Level 3 assets of $105,150 is an amount of $13,982 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices).
(2)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable inputs used in the income approach are the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. Significant increases in the discount rate would significantly lower the fair value of an investment; conversely significant decreases in the discount rate would significantly increase the fair value of an investment. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of September 30, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025, the Company’s asset coverage was 181.70%.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Revolving Credit Facility	$250,000	$62,448	$62,448	$187,552	$8,369
Total	$250,000	$62,448	$62,448	$187,552	$8,369

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of September 30, 2025. Carrying values do not include impact of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to the respective facility’s borrowing base.

Revolving Credit Facility

On July 18, 2025, ASTII Funding SPV LP, as borrower, and the Company, as servicer, entered into a revolving loan facility (the “Revolving Credit Facility”) pursuant to a Credit and Security Agreement (the “Agreement”), with the lenders from time to time party thereto, Citibank, N.A., as administrative agent (the “Administrative Agent”), U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian. The Agreement is effective as of July 18, 2025. ASTII Funding SPV LP was acquired by the Company shortly after the consummation of the Agreement on the same day and was then converted into A-Star II Funding SPV on July 23, 2025.

Loans under the Revolving Credit Facility bear interest at (i) a per annum rate equal to Term SOFR plus an additional margin calculated as a percentage of the aggregate principal balance of the underlying collateral obligations (the “Applicable Margin”) for loans denominated in U.S. Dollars, (ii) EURIBOR plus the Applicable Margin for loans denominated in Euros, (iii) Daily Compounded CORRA plus the Applicable Margin for loans denominated in Canadian Dollars, and (iv) SONIA plus the Applicable Margin for loans denominated in Great British Pounds. The Applicable Margin will equal the product of (i) 1.60% and (ii) the lesser of: (x) aggregate principal balance of all broadly-syndicated loans divided by the aggregate principal balance of all eligible loans and (y) 35% (“Percentage”) plus the product of (i) 1.875% and (ii) 100% minus Percentage, subject to a step-up of 2.00% following the occurrence of certain events of default.

The initial maximum principal amount under the Revolving Credit Facility is $250 million and the Agreement includes an accordion provision to permit increases to the total facility amount up to a maximum of $1 billion, subject in each case to the satisfaction of certain conditions and, for any increases above $750 million, the consent of the Administrative Agent and the lenders. Loans borrowed under the Revolving Credit Facility may be repaid and reborrowed until the end of the reinvestment period, which can occur no later than July 18, 2028 (unless extended), and all amounts outstanding under the Revolving Credit Facility must be repaid by July 18, 2030.

As of September 30, 2025, the Company was in compliance with all covenants associated with the Revolving Credit Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	September 30, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	1,128	$824	$810	$14
Total		$824	$810	$14

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended September 30, 2025	Period from April 15, 2025 (inception) to September 30, 2025
Stated interest expense	$760	$760
Amortization of deferred financing costs	79	79
Total interest and debt expense	$839	$839
Cash paid for interest expense	$614	$614
Revolving Credit Facility weighted average interest rate	6.13%	6.13%
Revolving Credit Facility average debt outstanding	$59,456	$59,456

Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs.

As of September 30, 2025, $146 of interest expense was included in interest payable on the Consolidated Statement of Assets and Liabilities.

Note 7. Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of September 30, 2025, the Company had unfunded investment commitments in the aggregate par amount of $37,734. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2025, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value. On May 1, 2025, an affiliate of the Adviser subscribed for 1,000 Common Shares at $25.00 per share. The Company issues Common Shares in the Private Offering on a monthly basis at an offering price generally equal to the NAV per Common Share.

On July 18, 2025, the Company acquired 100% of the equity interests in A-Star II Funding SPV LP and A-Star II Master Fund LP from certain affiliates of the Adviser, valued at a total acquisition price of $103,746. In exchange, the Company paid $53,746 of cash to Antares Holdings (or an affiliate thereof) and issued approximately 2 million Common Shares, par value $0.001 per share, at $25 per Common Share to Antares Holdings (or an affiliate thereof) in kind for $50,000 of assets. As of September 30, 2025, there were no outstanding balances in connection with the acquisition of A-Star II Funding SPV LP and A-Star II Master Fund LP. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date.

The Company determines NAV for Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relies, in part, upon representations from the relevant investor in the subscription agreement (the “Subscription Agreement”) that the investor is an “accredited investor” as defined in Regulation D under the Securities Act. The sale of Common Shares is made pursuant to the Subscription Agreement entered into with the relevant investor(s).

The following tables summarize transactions in Common Shares during the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025:

	Three Months Ended September 30, 2025
	Shares	Amount
Issuance of shares	2,005,957	$50,150
Reinvestment of distributions	21,854	555
Net increase (decrease)	2,027,811	$50,705

	Period from April 15, 2025 (inception) to September 30, 2025
	Shares	Amount
Issuance of shares	2,006,957	$50,175
Reinvestment of distributions	21,854	555
Net increase (decrease)	2,028,811	$50,730

Share Repurchase Program

The Company will commence a share repurchase program, commencing at least one year following the date on which unaffiliated investors first purchase Common Shares, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous semi-annual period. The Company’s Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular period, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period.

Distributions

The Company authorizes and declares distribution amounts per share of Common Shares payable quarterly in arrears. The following tables present distributions that were declared during the period from April 15, 2025 (inception) to September 30, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
August 28, 2025	October 2, 2025	$0.2774	$—	$0.2774	$555
September 30, 2025	November 3, 2025	0.1863	0.0207	0.2070	420
Total		$0.4637	$0.0207	$0.4844	$975

(1)
Rounded to four decimal places.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places

Note 9. Financial Highlights

The following are the financial highlights for the period from April 15, 2025 (inception) to September 30, 2025:

Period from April 15, 2025 (inception) to September 30, 2025 (1)
Per Share Data: (2) (3)
Net assets, beginning of period	$25.00
Net investment income (loss)	0.58
Net realized and change in unrealized appreciation (depreciation)	0.05
Net increase (decrease) in net assets resulting from operations	0.63
Distributions declared	(0.48)
Total increase (decrease) in net assets	0.15
Net assets, end of period	$25.15
Shares outstanding, end of period	2,028,811
Total return based on net asset value (4)	2.54%
Ratios: (5)
Expenses to average net assets gross of fee waivers	7.35%
Net expenses to average net assets net of fee waivers	5.59%
Net investment income to average net assets	3.67%
Portfolio turnover rate (6)	0.54%
Supplemental Data:
Net assets, end of period	$51,022
Asset coverage ratio (7)	181.70%

(1)
The Company commenced operations on July 18, 2025.
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 8).
(4)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(5)
Amounts are annualized except for non-recurring income and expenses (organization and offering expenses, incentive fees on capital gains, incentive fee waiver and reimbursable expenses paid by adviser).
(6)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio does not include impact of short-term investments.
(7)
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 10. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The chief operating decision maker (the “CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2025. There are no subsequent events to disclose except for the following:

Subscriptions

On October 1, 2025, the Company sold and issued 22,664 Common Shares for an aggregate consideration of approximately $570 at a price of $25.15 per Common Share.

The Company received $10.9 million of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2025.

Distribution Declaration

On October 31, 2025, the Company declared a regular distribution in the amount of $0.1922 per share and a special distribution in the amount of $0.0214 per share for its Common Shares, which are payable to shareholders of record as of October 31, 2025, and will be paid on or about November 25, 2025. These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a newly-organized, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act as of July 18, 2025. We also intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares (“Common Shares”) are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Company monthly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware limited liability company on April 15, 2025, we are externally managed by Antares Capital Credit Advisers LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company acquires Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Antares Capital LP, its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings LLC, and any entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (the “Antares Parties”) or by other loan originators that can include, among others, joint ventures in which one or more Antares Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with other Antares Parties advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

While our investment strategy primarily focuses on companies in the U.S., we also intend to leverage the Antares platform’s global presence to invest in companies in Canada, Europe and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies”. The Company’s subsidiaries’ (including entities that engage in investment activities in securities or other assets that are primarily controlled by the Company) principal investment strategies and associated principal risks will be consistent with the Company’s principal investment strategies and associated principal risks. We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We may use these investments to maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. We may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

•
investment advisory fees, including management fees and incentive fees, paid to the Adviser pursuant to the Investment Advisory Agreement;
•
the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Adviser or any of its affiliates; and
•
all other expenses of the Company’s operations, administration and transactions (which may be directly incurred by the Company or allocated among the Company and the Adviser’s other clients).

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of September 30, 2025, we had investments in 51 portfolio companies across 25 industries. Based on fair value as of September 30, 2025, 100.00% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. the Secured Overnight Financing Rate, “SOFR”), which primarily is subject to interest rate floors. As of September 30, 2025, our weighted average total yield of debt securities at amortized cost was 8.87%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2025.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended September 30, 2025	Period from April 15, 2025 (inception) to September 30, 2025
Total investments, beginning of period	$—	$—
Purchases of investments (including received in-kind)	106,598	106,598
Net accretion of discount on investments and amortization of premium	17	17
Proceeds from sale of investments and principal repayments	(574)	(574)
Total investments, end of period	$106,041	$106,041

The following table presents certain selected information regarding our investment portfolio:

September 30, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.87%
Weighted average yield on debt and income producing investments, at fair value (1)	8.87%
Number of portfolio companies	51
Median LTM EBITDA (2)(3)	$107.9M
Weighted average net senior leverage (2)(4)	5.4x
Weighted average loan-to-value (“LTV”) (2)(5)	37.3%
Percentage of debt investments bearing a floating rate, at fair value	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%

(1)
Computed based on the stated interest rate or yield as of September 30, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
(2)
Includes all private loan investments for which fair value is determined by the Adviser at least quarterly (with assistance, as applicable, from a third-party valuation firm, and subject to oversight by the Board). Figures are derived from the financial statements most recently obtained by the Adviser.
(3)
LTM EBITDA refers to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) in accordance with the underlying governing documents, over the last twelve months as reported by respective borrowers. Excludes investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment, was not a material component of the investment thesis, such as annual recurring revenue loans, or investments with negative EBITDA.
(4)
Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which the Company holds an investment, excluding recurring revenue loans. Weighted average net senior leverage is weighted based on the funded commitment of total applicable private loans.
(5)
LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company, excluding recurring revenue loans. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

As part of the monitoring process, our Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Adviser has developed a classification system to group investments into five categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the five categories of the Adviser’s Internal Risk Rating system:

•
Internal Performance Rating A: Portfolio Companies performing generally as expected or above expectations and the trends and risk factors are generally neutral to favorable since origination. No concern about repayment of both interest and principal. All investments or acquired investments in new portfolio companies are initially assessed this level.
•
Internal Performance Rating B: Portfolio Companies performing generally as expected but the trends require increased monitoring. Portfolio companies are current on both interest and principal payments.
•
Internal Performance Rating C: Portfolio Companies performing below expectations and level of risk has increased since the time of origination. Portfolio companies are generally current on both interest and principal payments.
•
Internal Performance Rating D: Portfolio Companies performing materially below expectations and the level of risk has increased materially since origination. In addition to the borrower being generally out of compliance with original debt covenants, loan payments may be past due, but generally not by more than 120 days. There is a higher risk of both payment default and repayment of interest and principal in full.
•
Internal Performance Rating E: Portfolio Companies are non-earning and performing substantially below expectations. The level of risk has increased substantially since origination. Most or all of the original debt covenants are out of compliance and payments are substantially delinquent. There is a high risk that all principal and interest will not be recovered in full.

The following table shows the distribution of our investments on the A to E internal performance rating scale at fair value:

September 30, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$106,151	100.00%	51
B	—	—	—
C	—	—	—
D	—	—	—
E	—	—	—
	$106,151	100.00%	51

As of September 30, 2025, there were no portfolio companies with loans on non-accrual status. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$106,041	$106,151	96.43%
Short-Term Investments	3,929	3,929	3.57
Total Investments at fair value	$109,970	$110,080	100.00%

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

September 30, 2025
Air Freight and Logistics	1.28%
Chemicals	7.11
Commercial Services and Supplies	4.53
Construction & Engineering	0.39
Containers and Packaging	2.11
Distributors	2.07
Diversified Consumer Services	1.20
Energy Equipment and Services	2.38
Financial Services	7.02
Food Products	3.97
Health Care Technology	6.85
Healthcare Equipment and Supplies	0.08
Healthcare Providers and Services	4.07
Hotels, Restaurants and Leisure	0.33
Household Products	3.56
Industrial Conglomerates	0.83
Insurance	13.01
IT Services	0.99
Machinery	0.46
Media	2.83
Pharmaceuticals	6.17
Professional Services	15.53
Software	8.13
Trading Companies and Distributors	0.67
Wireless Telecommunication Services	4.43
100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$102,221	$102,372	96.44%	200.64%
Canada	3,820	3,779	3.56	7.41
Total	$106,041	$106,151	100.00%	208.05%

Results of Operations

No comparative financial statements are presented as we had not begun operations during any period prior to July 18, 2025, we were formed on April 15, 2025 and commenced our investing operations on July 18, 2025.

Operating results for the three months ended September 30, 2025 and for the period from April 15, 2025 (inception) to September 30, 2025 were as follows (table below in thousands):

	Three Months Ended September 30, 2025	Period from April 15, 2025 (inception) to September 30, 2025
Total investment income	$2,101	$2,101
Total expenses	1,673	1,826
Incentive fees waiver	(96)	(96)
Reimbursable expenses paid by adviser	(639)	(792)
Net expenses, net of fee waivers	938	938
Net investment income (loss)	1,163	1,163
Net realized gain (loss)	(19)	(19)
Net change in unrealized appreciation (depreciation)	123	123
Net increase (decrease) in net assets resulting from operations	$1,267	$1,267

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three months ended September 30, 2025 and for the period from April 15, 2025 (inception) to September 30, 2025 (table below in thousands):

	Three Months Ended September 30, 2025	Period from April 15, 2025 (inception) to September 30, 2025
Interest income	$2,094	$2,094
Other income	7	7
Total investment income	$2,101	$2,101

Total investment income for both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025 was primarily driven by an increase in invested balance of investments. The fair value of the investment portfolio was $106 million as of September 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

Other income includes fees that are generally available to us as a result of investment originations by Antares Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income which includes income earned from non-controlled, non-affiliated preferred equity investments. Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Expenses

Expenses were as follows (table below in thousands):

	Three Months Ended September 30, 2025	Period from April 15, 2025 (inception) to September 30, 2025
Interest and debt expenses	$839	$839
Management fees (1)	—	—
Income based incentive fee	84	84
Capital gains incentive fee	12	12
Administrative service fee	149	149
Board of Directors fee	3	3
Other general and administrative expenses	375	375
Organization and offering costs	123	276
Shareholder servicing and/or distribution fee	88	88
Total expenses	1,673	1,826
Management fees waiver (1)	—	—
Incentive fees waiver	(96)	(96)
Reimbursable expenses paid by adviser	(639)	(792)
Net expenses, net of fee waivers	$938	$938

(1)
Value is less than $1.

Other general and administrative expenses include professional fees related to legal, audit, tax, valuation services, insurance, filing, research, subscriptions and other costs. Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Shares. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions".

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, annualized average interest rates and average outstanding balances were as follows (table below in thousands):

	Three Months Ended September 30, 2025	Period from April 15, 2025 (inception) to September 30, 2025
Stated interest expense	$760	$760
Amortization of deferred financing costs	79	79
Total interest and debt expense	$839	$839
Cash paid for interest expense	$614	$614
Revolving Credit Facility weighted average interest rate	6.13%	6.13%
Revolving Credit Facility average debt outstanding	$59,456	$59,456

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

	Three Months Ended September 30, 2025	Period from April 15, 2025 (inception) to September 30, 2025
Net realized gain (loss) on investments	$—	$—
Unrealized appreciation on investments	274	274
Unrealized (depreciation) on investments	(164)	(164)
Net change in unrealized appreciation (depreciation) on investments	$110	$110

For both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, net unrealized appreciation was primarily driven by increases in the fair value of private credit loans. As of September 30, 2025, the fair value of our debt investments as a percentage of principal was 99.64%. The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, changes in the credit quality of borrowers, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s NAV as of the beginning of the prior quarter and the beginning of the then current quarter.

For both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company incurred gross management fees of less than $1,000. All management fees have been waived for the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). The Company pays an incentive fee quarterly as follows:

•
No investment income incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized).
•
100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized).
•
12.5% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).

Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable is equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. This U.S. GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then U.S. GAAP requires the Company to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under U.S. GAAP in all prior periods. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees.

For purposes of computing the Company’s investment income incentive fee and capital gains incentive fee, the calculation methodology looks through derivative financial instruments or swaps as if the Company owned the reference assets directly. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

The Adviser has agreed to waive any management fee and incentive fee due from the Company through February 28, 2026.

For both the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company incurred gross income based incentive fees of $0.1 million and less than $0.1 million of capital gain incentive fees. As of September 30, 2025, the Adviser agreed to waive approximately $0.1 million in total incentive fees, resulting in $0 incentive fees payable.

Expense Support Agreement

On June 26, 2025, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser will pay the Company’s total organization and offering expenses, professional fees, director fees, administration fees, and other general and administrative expenses of the Company on the Company’s behalf such that these operating expenses of the Company do not exceed 1.00% (on annualized basis) of the Company’s NAV. Additionally, the Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf. Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all expense payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

In addition, effective as of July 15, 2025, the Company and the Adviser entered into a waiver letter agreement (the “Waiver Letter Agreement”), pursuant to which the Adviser agreed to waive reimbursement by the Company for certain of the Company’s organizational expenses the Adviser incurs or has incurred on the Company’s behalf in an aggregate amount not to exceed $0.25 million during the period ending on the date of the initial closing for purchases of common shares by unaffiliated investors (the “Initial Closing Date”). The Waiver Letter Agreement provides that, to the extent the Company’s NAV increases, the Adviser may be reimbursed for past payments of excess organizational expenses made on the Company’s behalf prior to the Initial Closing Date, provided that the total organizational expenses borne by the Company do not exceed 1.00% of the Company’s NAV and provided further that the Adviser may not be reimbursed for payment of excess organizational expenses that were incurred more than three years prior to the proposed reimbursement.

For both the three months ended September 30, 2025 and the period form April 15, 2025 (inception) to September 30, 2025, the Adviser provided $0.1 million of expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Operating Expenses

Total operating expenses were $0.7 million and $0.8 million, respectively, for the three months ended September 30, 2025 and for the period from April 15, 2025 (inception) to September 30, 2025, primarily comprised of $0.4 million and $0.4 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.1 million and $0.1 million of administrative service expenses, $3 thousand and $3 thousand of expenses paid to independent directors of the Company, and $0.1 million and $0.3 million in organization and offering costs, respectively.

Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Shares. See "Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions"

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We intend to sell our Common Shares on a continuous monthly basis at a per share price equal to the then-current NAV per share. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying Antares Capital Credit Advisers LLC (in its capacity as the Adviser and/or the Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

As of September 30, 2025, we had one credit facility outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 we had an aggregate amount of $62.4 million of debt outstanding and our asset coverage ratio was 181.70%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following tables summarize transactions in Common Shares:

	Three Months Ended September 30, 2025
	Shares	Amount
Issuance of shares	2,005,957	$50,150
Reinvestment of distributions	21,854	555
Net increase (decrease)	2,027,811	$50,705

	Period from April 15, 2025 (inception) to September 30, 2025
	Shares	Amount
Issuance of shares	2,006,957	$50,175
Reinvestment of distributions	21,854	555
Net increase (decrease)	2,028,811	$50,730

Share Repurchase Program

We will commence a share repurchase program, commencing at least one year following the date on which unaffiliated investors first purchase Common Shares, in which we intend to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous semi-annual period. Our Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our shareholders. As a result, share repurchases may not be available each semi-annual period. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period.

Distributions

We authorize and declare distribution amounts per share of Common Shares payable quarterly in arrears. The following table presents distributions that were declared during the period from April 15, 2025 (inception) to September 30, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
August 28, 2025	October 2, 2025	$0.2774	$—	$0.2774	$555
September 30, 2025	November 3, 2025	0.1863	0.0207	0.2070	420
Total		$0.4637	$0.0207	$0.4844	$975

(1)
Rounded to four decimal places.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the period from April 15, 2025 (inception) to September 30, 2025:

	Period from April 15, 2025 (inception) to September 30, 2025
Source of Distribution	Per Share	Amount
Net investment income (loss)	$0.58	$1,163
Total net realized gain (loss)	—	—
Total	$0.58	$1,163

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared on behalf of our shareholders who do not elect to receive their distributions in cash. As a result, if we declare a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
Expense Support and Conditional Reimbursement Agreement;

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds and accounts sponsored or managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Agreements and Related Party Transactions” to the consolidated financial statements.

Recent Developments

Subscriptions

On October 1, 2025, the Company sold and issued 22,664 Common Shares for an aggregate consideration of approximately $570 at a price of $25.15 per Common Share.

The Company received $10.9 million of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2025.

Distribution Declaration

On October 31, 2025, the Company declared a regular distribution in the amount of $0.1922 per share and a special distribution in the amount of $0.0214 per share for its Common Shares, which are payable to shareholders of record as of October 31, 2025, and will be paid on or about November 25, 2025. These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Critical Accounting Estimates

The preparation of the consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition, our critical accounting estimates related to investments, fair value measurement, interest and dividends income recognition and income taxes are included in the notes to our consolidated financial statements.

Contractual Obligations

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit Advisers LLC (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in “Item 1. Business.”

We have established a credit facility and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof and may ask to comply with positive or negative covenants that could have an effect on our operations)

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of September 30, 2025, the Company had unfunded investment commitment in the aggregate par amount of $37.7 million. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and foreign exchange rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. The Company seeks to mitigate interest rate risk and foreign currency risk by generally employing a funding strategy of matching the duration and interest rate indices of our floating rate assets with floating rate liabilities, as well as matching currencies between our borrowing and lending, to the extent possible.

Valuation Risk

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2025, 100.00% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facility (i.e. the Revolving Credit Facility) bears interest at a floating rate with a zero percent interest rate floor. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$3,241	$(1,873)	$1,368
Up 200 basis points	2,161	(1,249)	912
Up 100 basis points	1,080	(624)	456
Down 100 basis points	(1,080)	624	(456)
Down 200 basis points	(2,150)	1,249	(901)
Down 300 basis points	(3,169)	1,873	(1,296)

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the risk factors disclosed in our Registration Statement on Form 10, filed with the SEC on May 22, 2025, as amended on July 17, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" in this report and our Current Reports on Form 8-K for the issuance of Common Shares for the three months ended September 30, 2025.

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relies, in part, upon representations from the relevant investor in the Subscription Agreement that the investor is an “accredited investor” as defined in Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1

Credit and Security Agreement dated July 18, 2025 by and among ASTII Funding SPV LP, as borrower, the Company, as Servicer, the lenders from time to time parties hereto, Citibank, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and as collateral administrator, and U.S. Bank National Association, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01874), filed on July 24, 2025).

10.2

Private Placement Agent Agreement dated July 22, 2025 by and between the Company and Quasar Distributors, LLC, as placement agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01874), filed on July 28, 2025).

10.3

Services Agreement dated July 22, 2025 by and between Antares Strategic Credit Fund II LLC and Quasar Distributors, LLC, as placement agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01874), filed on July 28, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Antares Strategic Credit Fund II LLC

Date:	November 13, 2025	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	November 13, 2025	/s/ Monica Kelsey
Monica Kelsey
Chief Financial Officer