Form 10-K
period 2025-12-31
Antares Strategic Credit Fund II LLC
filed 2026-03-19
CIK 2065397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-K

_______________________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 814-01700

_______________________________________________________________________

ANTARES STRATEGIC CREDIT FUND II LLC

(Exact name of Registrant as specified in its Charter)

_______________________________________________________________________

Delaware	93-3416650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 South Canal Street, Suite 4200 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

312-638-4119

Registrant’s telephone number, including area code

_______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of December 31, 2025, there was no established market for the Registrant’s common stock (“Common Shares”).

The Registrant’s Common Shares, $0.001 par value per share, outstanding as of March 19, 2026 was 2,971,813. Common Shares outstanding exclude March 1, 2026 subscriptions and share issuance pursuant to the dividend reinvestment plan, as the issuance price is not yet finalized at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this Annual Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Antares Strategic Credit Fund II LLC (the “Company,” “we,” “us,” or “our”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on Form 10 registration statement and this Annual Report on Form 10-K.

We have based the forward-looking statements included in this Annual Report on information available to us on the filing date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statement on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Form 10-K and the other reports and documents filed by us with the SEC.

Adviser and Structure-Related Risks

•
The Adviser and the Company Have Limited Operating Histories.
•
Past Performance is not Indicative of Future Results.
•
The Antares Lending Platform will Not Always Originate Portfolio Loans or Certain Types of Portfolio Loans.
•
The Company will Depend on the Managerial Expertise of the Adviser, the Antares Lending Platform and Their Respective Personnel.
•
Possibility of Misconduct of Adviser Employees and Service Providers.
•
The Company is Dependent on Information Systems and Subject to Risks Relating to Cybersecurity.
•
The Company is Subject to Risks Relating to Portfolio Valuation.
•
The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.
•
The Company is Reliant on the Adviser and is Subject to Risks Relating to the Fact that Shareholders do not Participate in Management.
•
The Common Shares are Not Guaranteed by the Adviser or any other Adviser Party.
•
The Company is Subject to Risks Relating to Limited Liquidity.
•
The Company is Subject to Risks Relating to Unspecified Investments.
•
The Company is Subject to Risks Relating to Use of Leverage.
•
The Company is Subject to Risks Relating to Availability of Financing.
•
There are Investment Limitations Related to Antares Capital's Environmental, Social and Governance Policy.
•
The Company’s Assets are Subject to Recourse.
•
The Company is Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.
•
The Company is Subject to Risks Relating to Lack of Diversification.
•
The Company is Subject to Risks Relating to the Use of Proceeds.
•
The Company May Need to Raise Additional Capital.
•
The Board May Make Certain Changes in the Company’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval.
•
The Board May Make Certain Changes to the Company’s Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") Without Prior Shareholder Approval.
•
The Company is Subject to Risks Relating to Distributions.
•
The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases.

Certain Regulatory Risks

•
There are General Regulatory Risks Applicable to the Company.
•
Privacy and Data Protection.

Risks Relating to Financings by the Company

•
The Company is Subject to General Risks Associated with Leverage.
•
The Company Borrows Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us.
•
Indebtedness Under a Portfolio Credit Facility May be Affected by Interest Rate Risks, Including Mismatches Between the Interest that is Payable with Respect to Such Indebtedness and Interest Income that is Received on the Related Portfolio Loans.
•
The Company is Subject to Risks Relating to Subordinated Interests in any Financing Subsidiary.
•
The Company is Subject to Risks Relating to Minimum Utilization and Prepayment Penalties under a Portfolio Credit Facility.

Certain Investment Risks

•
The Company is Subject to Risks Associated with its Investment Strategy.
•
Terrorist Action, Military Action, Protests, Pandemics and Natural Disasters.
•
The Company is Subject to Risks Relating to General Economic Conditions.
•
The Company is Subject to Risks Relating to Developments in the Leveraged Loan Market.
•
The Company is Subject to Risks Relating to Competition and Availability of Suitable Investments.
•
The Company May Operate in a Period of Capital Markets Disruption, Significant Volatility and Economic Uncertainty.
•
The Company is Subject to Inflation Risks.
•
Changes in the Leveraged Finance and Fixed Income Markets May Affect Shareholders.
•
It is Anticipated that All or Most of the Portfolio Loans will be Sourced by Adviser Parties.
•
Certain Portfolio Loans Could be Based on Recurring Revenues and Not Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

Risks Relating to Portfolio Loans

•
Non-Investment Grade Loans to Middle Market Companies Involve Particular Risks.
•
Investing in Term Loans, Delayed Draw Term Loans or Revolvers Involves Certain Risks.
•
Loan Prepayments May Affect the Ability of the Adviser to Invest Available Funds in Appropriate Portfolio Loans.
•
Lender Liability Considerations and Equitable Subordination can Affect the Company’s Rights with Respect to Portfolio Loans.
•
The Company is Subject to Risks Related to Fraud or Misrepresentation in the Investment Process.
•
The Company is Subject to Risks Relating to Liability Management Transactions.
•
The Company is Subject to Collateral Risk.
•
Investing in Senior Secured Loans Subordinated in Right of Payment Involves Certain Risks.
•
Liens Arising by Operation of Law may Take Priority over the Company’s Liens on an Obligor’s Underlying Collateral and Impair the Company’s Recovery on a Portfolio Loan in the Event of a Default or Foreclosure on that Portfolio Loan.
•
Insolvency Considerations with Respect to Obligors of Portfolio Loans May Affect the Company’s Rights.
•
Restructuring of Portfolio Loans and the Insolvency of the Related Obligor May Have Adverse Effects.
•
Bankruptcy of One or More Obligors Could Reduce or Eliminate the Return to the Company on a Portfolio Loan.
•
Changes in the Interest Rate on a Portfolio Loan May Impact the Company.
•
The Company is Subject to the Risk of Third Party Litigation.
•
The Company is Subject to Risks Associated with the Lack of Controlling Equity Interests in a Portfolio Company.
•
The Company is Subject to Risks Associated with Follow-On Investments.

Risks Relating to Certain Regulatory and Tax Matters

•
The Company is Subject to Risks Relating to Regulations Governing the Company’s Operation as a BDC.
•
The Company Must Invest a Sufficient Portion of Assets in Qualifying Assets.

Federal Income Tax Risks

•
The Company is Subject to RIC Qualification Risks.
•
The Company May Experience Difficulty with Paying Required Distributions.

PART I

Item 1. Business

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of July 18, 2025. We also intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose common shares are intended to be sold by the Company monthly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware limited liability company on April 15, 2025, we are externally managed by Antares Capital Credit Advisers LLC (the "Adviser"), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company has and is expected to continue to acquire Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Adviser Parties (as defined below) or by other loan originators that can include, among others, joint ventures in which one or more Adviser Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with the Adviser or other Adviser Parties advised funds and accounts and/or third-party investors. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

While our investment strategy primarily focuses on companies in the United States, we also intend to leverage the Adviser Parties global presence to invest in companies in Canada, Europe and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” The Company’s subsidiaries’ principal investment strategies and associated principal risks are consistent with the Company’s principal investment strategies and associated principal risks.

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We may use these investments to maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. We may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

We expect to conduct semi-annual repurchase offers, as of each June 30 and December 31 (each a “Repurchase Date”), pursuant to a share repurchase program commencing one year after the initial closing for purchases of Common Shares by unaffiliated investors. We intend to limit the number of Common Shares to be repurchased in each semi-annual period to no more than 7.5% of the Company’s outstanding Common Shares (either by number of Common Shares or aggregate net asset value) as of the last day of the immediately preceding semi-annual period (the “Repurchase Limit”). Repurchases of Common Shares will be made at the current net offering price per Common Share on the date of such repurchase, which we believe reflects the NAV per Common Share as determined in accordance with our share pricing policy.

Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments, including Portfolio Loans. Such 80% policy is not a fundamental policy, as the term is defined under the 1940 Act. We expect that most of the Portfolio Loans will be senior secured loans consisting of term loans, unitranche loans, and/or related delayed draw term loans and/or revolving loans.

A portion of the Company’s investments may be composed of “covenant-lite loans”. For more information regarding the characteristics and risks associated with covenant-lite loans. See “Item 1A. Risk Factors—Risks Relating to Portfolio Loans—Investing in “Covenant-Lite” Loans Involves Certain Risks.” The companies to which Portfolio Loans are made typically enter into senior secured loans in order to acquire capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. Such loans typically pay interest at rates determined periodically on the basis of a floating base lending rate plus a premium. The Adviser seeks to build an attractive, diversified portfolio of Portfolio Loans which, after acquisition by the Company, is subject to active monitoring by the Adviser’s or its affiliates’ credit analysts and management team. We expect most of our debt investments to be unrated. When rated by a nationally recognized statistical ratings organization, our investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services). Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. We may also make certain “Opportunistic Investments” as further discussed herein.

We may, to a limited extent, invest in junior debt (whether secured or unsecured), including mezzanine loans, as part of our investment strategy and upon approval of each such investment by the Company’s portfolio management team. We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments. We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

We may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and / or other credit related risks through the use of futures, swaps, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. We may also seek to borrow capital in local currency as a means of hedging non-U.S. dollar denominated investments.

While we do not intend to invest in non-performing, defaulted or partially defaulted loans, it is possible that Portfolio Loans may become non-performing, defaulted or partially defaulted loans while owned by us. The Adviser believes that its consistent credit discipline, rigorous internal review processes and direct access to management positions it to quickly recognize when credits begin to deteriorate. The Adviser maintains a dedicated team of credit advisory professionals with broad loan recovery capabilities, allowing the Company to pursue recoveries and seek to avoid selling into dislocated markets.

We expect to invest in co-investment transactions with other Adviser Party funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

Our investments are subject to a number of risks. See “Item 1A. Risk Factors.”

Overview of the Adviser and the Antares Lending Platform

The Adviser is a Delaware limited liability company established in May 2023, a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and a wholly-owned subsidiary of Antares Capital LP ("Antares Capital") that is headquartered in Chicago, IL. The Adviser is in the business of providing investment management services on a discretionary and non-discretionary basis to its clients (including, without limitation, the Company and other clients) whose investment strategy is to invest primarily in secured loans sourced primarily by the Antares Lending Platform (as defined herein). “Antares Lending Platform” refers to (x) Antares Holdings LP (“Antares Holdings”), Antares Assetco LP, Antares Vesta Funding LP and Antares Venus LP, each a Delaware limited partnership, each as an originator and lender of loans, (y) where relevant, any consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings and which are related to the Antares business (each a “Platform Balance Sheet Client”) and (z) Antares Capital, a Delaware limited partnership, solely in its capacity as arranger, administrative agent and/or similar capacities for loans. Currently, the Adviser and the Antares Lending Platform (i) are under common ownership and (ii) have entered into an investment advisory agreement, pursuant to which the Adviser provides non-discretionary advice with respect to the proprietary assets of the Antares Lending Platform (the “Platform Balance Sheet”). The Adviser has access to the same resources and investment personnel for the management of the Company available throughout the Antares Lending Platform. Antares Capital, which was founded in 1996, is a limited liability company majority-owned by the Canada Pension Plan Investment Board. Antares Capital’s predecessor in interest was General Electric Capital Corporation. Today, Antares Capital is wholly owned by Antares Capital Management LLC (“ACM”), and any of its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by ACM, and any entity with an advisory relationship with ACM or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (collectively “Antares” and each individually an “Adviser Party”) had approximately $90 billion in capital under management and administration (“CUMA”).1

The Administrator

Antares Capital Credit Advisers LLC (in such role, the “Administrator”) provides, or oversees the performance of, administrative and compliance services. The Company reimburses the Administrator for its costs, expenses and the Company’s allocable portion of compensation (including salaries, bonuses and benefits) of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement. See “Item 1. Business — Administration Agreement.”

————————————————

1 CUMA is defined as the sum of, without duplication (i) for actively investing advised accounts (i.e., funds and separately managed accounts) and contract investor programs, the total equity commitments and, with respect to such actively investing advised accounts, maximum leverage limits per the limited partnership agreement or other governing document of such accounts as of December 31, 2025, plus (ii) for advised accounts or contract investor programs that are no longer investing, without duplication, total outstanding principal balance of loans and loan commitments held by such vehicles as of December 31, 2025, plus (iii) for advised collateralized loan obligations (“CLOs”) that are not consolidated with the Platform Balance Sheet Client, the sum of total outstanding principal balance of loans and loan commitments held thereby for investment, including cash, restricted cash and cash equivalents, as of December 31, 2025, plus (iv) for the consolidated Platform Balance Sheet Client (inclusive of CLOs that are consolidated with the client), the sum of total outstanding principal balance of loans and loan commitments held thereby for investment, including investment securities (i.e., equity tags), cash, restricted cash and cash equivalents, as of December 31, 2025. For purposes of the foregoing clause (i), the maximum leverage limit included herein may be different from the actual amount of leverage applied in the case of any given account. Contract investor programs are not advised clients of Antares Capital Advisers LLC (“Antares Capital Advisers” and Adviser Party) or Adviser and are either self-directed or managed by a third party. For the avoidance of doubt, CUMA is not intended to be the same as (and is calculated differently as compared to) regulatory assets under management, as reported under Item 5.F on Part 1 of Form ADV.

Market Opportunity

Current market conditions are expected to present attractive opportunities for the Company to lend to private equity (“PE”) sponsor-backed middle-market companies, specifically:

De-emphasis of Commercial and Investment Bank Services to Middle-Market Companies. Many commercial and investment banks have de-emphasized their services and product offerings to middle-market companies in favor of lending to large corporate clients and managing capital markets transactions. Additionally, bank lenders face regulatory constraints that are not applicable to the Company in their ability to originate and hold loans and high-yield securities for PE sponsor-backed middle-market companies. These factors are expected to result in PE sponsor-backed middle-market companies continuing to seek non-bank funding sources, thereby generating new market opportunities for the Company.

Limited Market Participants. There are a limited number of market participants willing to commit meaningful amounts of certain loans to PE sponsor-backed middle-market companies. PE sponsors and borrowers in the Company’s market are expected to value the Company’s ability to offer committed financing solutions, reducing execution risk. Given the size of the Antares Lending Platform, the Company has the ability to offer underwritten financing without reliance on syndication. However, given the scale of the Adviser Party capital markets platform and network of institutional loan buyers, the Antares Lending Platform also has the ability to offer syndicated execution. The combination of these capabilities is expected to be a key differentiating factor of the Company in PE sponsor-backed middle-market lending.

Large Pool of Un-invested PE Capital for Middle-Market Businesses. There is a large pool of un-invested PE capital expected for middle-market businesses, which PE sponsors will seek to leverage by combining their equity investments with senior secured loans and unitranche debt from other sources such as the ones our platform provides. According to reports from PitchBook and Preqin, as of the third quarter of 2025, PE sponsors have more than $500 billion of cumulative committed capital available (i.e., “dry powder”) and there are approximately $930 billion of sponsored middle market maturities estimated by 2030.

Disruption and Volatility in Credit Markets. Disruption and volatility occur periodically in the credit markets, which can reduce the supply of capital available from providers in the Company’s market and in turn, to PE sponsor-backed middle-market companies. This is expected to result in additional opportunities for the Company’s business as many lenders and investors often seek to invest in larger, more liquid offerings rather than middle-market offerings during such periods of volatility.

Size and Growth of Middle-Market Companies. Middle-market companies represent a large segment of the economy, and are expected to account for one-third of U.S. private sector employment. The size and potential growth of middle-market companies are expected to drive an ongoing need for credit in the future.

Whatever relationship any of the Adviser Parties has with any of the PE sponsors, the Company (and any other Antares Capital affiliate also investing consistent with the 1940 Act and the exemptive order granted by the SEC, if ever received) will have a direct contractual relationship with the borrower.

Potential Competitive Strengths

The Adviser believes that the Company represents an attractive investment opportunity for prospective investors, distinguished by the following key characteristics:

Ability to Source Portfolio Loans from Adviser Parties. The Adviser expects that most or all of the Company’s Portfolio Loans will be sourced and originated by an Adviser Party and that other Adviser Parties do co-invest in Portfolio Loans at the same time as the Company. By the time the Company acquires any Portfolio Loan that has been sourced and originated by an Adviser Party, such acquisition will have been approved by the investment committee of the Adviser (the “Investment Committee”). In addition, the Company can acquire Portfolio Loans sourced, originated and sold by third parties unrelated to any Adviser Party.

Experienced, Credit-Driven Team with Strong Sourcing Ability. The Adviser Parties maintain what they believe to be one of the broadest and longest-tenured coverage teams in the private equity sponsor market. The Adviser Parties has a team of more than 20 direct sponsor coverage professionals. These investment professionals have cultivated long-term relationships with more than 400 private equity firms, in many cases extending back to such private equity firms’ founding. Due to these trusted, long-standing relationships, the Adviser Parties are often granted the first and last look at transactions. This allows the Adviser Parties to be highly selective in the credit it pursues.

Rigorous Credit Analysis and Investment Process. The Adviser Parties' investment approach is driven by a rigorous and team-oriented credit culture focused on delivering strong, risk-adjusted returns for its investors. The Adviser Parties underwrite investment opportunities based primarily on the sustainability of the borrower’s cash flows and places emphasis on the following: (i) demonstrated, stable cash flow generation, (ii) borrower’s value proposition and competitive position in the marketplace, (iii) product, customer, supplier, end market and/or geographic diversification, (iv) management team depth and relevant experience, (v) borrower’s systems, procedures and reporting capabilities, and (vi) corporate finance exit alternatives. Each potential loan that is originated by an Adviser Party will be subject to a rigorous credit analysis and investment process by such Adviser Party's credit team.

Incumbency Advantage. As lead arranger on one of the largest portfolios of loans to middle market borrowers, the Adviser Parties have extensive proprietary insight which it often leverages for swift, well-informed executions. The Adviser Parties believe their historical knowledge and trusted relationships with private equity sponsors and their portfolio companies provide them the opportunity to make better credit decisions resulting in better credit performance. In many instances, tenure with borrowers allows for advantages in sponsor-to-sponsor sales and early awareness of follow-on financing needs and may result in opportunities to provide such financings on favorable pricing terms. Incumbent relationships also allow for a capacity hedge when leveraged buyout activity declines and transactions shift toward add-ons and recapitalizations.

Adviser Parties' Direct Holdings of Senior Loans. Adviser Parties generally hold a portion of each senior loan it originates on its consolidated balance sheet (the “Adviser Parties' Direct Holdings”), either directly or indirectly through its consolidated subsidiaries and/or through its direct or indirect interests in certain joint ventures that invest in such loans. Adviser Parties' Direct Holdings are distinguishable from many competing lenders without a balance sheet of their own or with a more limited balance sheet. The Adviser Parties' philosophy with respect to the senior loans it sources and originates is commensurate with its proactive investment strategy and confidence in its capital recovery capabilities. The Adviser Parties' balance sheet hold also gives rise to certain conflicts of interest. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

The Board

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the investment advisory agreement with the Adviser (“Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our LLC Agreement and applicable provisions of state and other laws. The Adviser keeps the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provides the Board with additional information as the Board may, from time to time, request. The Board is currently composed of five members, three of whom are Directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Directors”).

Investment Selection

Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments and for allocating assets to be managed and invested by our Adviser for cash management purposes. The Company is expected to acquire Portfolio Loans that have been sourced, underwritten (i.e., evaluated for associated potential risks) and originated by an Adviser Party or by other loan originators that could include, among others, joint ventures in which one or more Adviser Parties have, or had, interests.

Screening/Early Read: Typically, a new opportunity is brought to the Antares Lending Platform through its sponsor coverage investment professionals. The coverage professional writes a summary outlining the strengths, risks, key diligence items and initial leverage guidance. If the coverage professional identifies the opportunity as a transaction that the Antares Lending Platform would like to pursue, the deal moves to the Screening Committee, which is comprised of three managing directors who evaluate the opportunity. Historically, over 50% of deals are declined during this phase. If the Screening Committee is supportive, a team of approximately three to four investment professionals is staffed on the transaction, which initiates the next phase.

Term Sheet/Exploratory Due Diligence: In addition to the sponsor coverage professionals, a deal team is typically made up of multiple credit professionals, including one senior credit professional (a managing director, senior vice president (“SVP”), or vice president), one assistant vice president and one associate or analyst). This team conducts due diligence, which may include the following: prepare a question list, attend management meetings, tour facilities, review the data room, conduct third-party industry calls, analyze the industry and competitive landscape, run financial models and evaluate corporate finance alternatives. This team will evaluate potential risks including business and operational complexity, industry cycles and macro trends, substitute products, industry and product innovation, regulatory environment, currency risk, labor, and raw material dependencies, among other factors.

Additionally, the potential borrower’s historical financials are thoroughly analyzed. Fluctuations in revenue, margin and capital expenditure are analyzed to understand the key drivers (e.g., loss of a customer, product mix, pricing fluctuation, raw material price changes, macro industry trends, acquisition, etc.). Deal teams use this and other information to develop base case financial projections for the company. The deal team also develops downside projections based on scenarios to stress test the proposed capital structure. At this phase in the transaction, the deal is typically presented for approval to issue a term sheet or commitment subject to confirmatory diligence.

Commitment/Confirmatory Due Diligence: To finalize diligence, deal teams leverage the experience and insight from the potential borrower’s management team, the sponsor, the Antares Lending Platform's portfolio, third-party industry reports and third-party industry experts. The deal team completes an accounting review/quality of earnings analysis, background checks, legal due diligence, customer calls, environmental assessments, insurance, system, regulatory and tax reviews. Based on this information, the deal team prepares a comprehensive memo which is submitted for approval by the Advisers' Investment Committee.

After confirmatory diligence and legal documentation are substantially complete, the deal team prepares a closing memo to highlight the final terms and any material changes since commitment approval. Any term outside of written deal team delegations must be formally approved.

Investment Committee

The investment activities of the Company are under the direction of the Investment Committee and the Board. The Investment Committee is currently comprised of Timothy Lyne, Tyler Lindblad, Shannon Fritz, Michael Hynes, Vivek Mathew and Troy Unell. The day-to-day activities of the Company are overseen by the Adviser’s “Investment Team”, each member of which is an officer or employee of the Adviser or its affiliate, pursuant to the Shared Services Agreement with Antares Capital. The Investment Team includes individuals with substantial experience in both secured loan and public credit investing and risk management. The Adviser may change the composition of the Investment Committee and the Investment Team at any time, and the Adviser may add additional senior Investment Team members to the Investment Committee over time. The culmination of the private investment process is typically a comprehensive Investment Committee recommendation package that details the merits, risks and research conducted to reach the investment conclusion. This package is then presented, reviewed and deliberated by the Investment Team and the Investment Committee members during the Investment Committee meeting. The Investment Committee meeting is the forum in which Investment Committee members can raise key questions, counter opinions, and deliberate on the investment opportunity.

Portfolio Management

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. Mr. Lindblad is the lead portfolio manager of the Investment Team.

As of December 31, 2025, Antares Capital is staffed with approximately 230 investment personnel, including the investment personnel noted above, and approximately 465 employees and may retain additional investment personnel in the future based upon its needs.

Allocation of Investment Opportunities

General

The Adviser provides investment management services to investment funds, client accounts and proprietary accounts that the Adviser has established.

The Adviser shares any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies. Subject to the Advisers Act and as further set forth in this prospectus, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Directors must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations (“CLOs”), and other structured loan funds. In addition, given the Company’s target investment market and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Company. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Company, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Company intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Company, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Company’s ability to participate in attractive investment opportunities and/or cause the Company to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Company. The Company may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party service providers.

Private, Perpetual-Life BDC

We are a private, perpetual-life BDC, which is a BDC whose Common Shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by us monthly on a continuous basis at a price generally equal to our net asset value per Common Share.

We are offering our Common Shares on a continuous basis via a private placement. The Common Shares will be offered and sold (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act (the “Private Offering”). Within the United States, the Common Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Closings for purchases of Common Shares are expected to occur monthly after the initial purchase of our Common Shares by unaffiliated investors.

We will issue Common Shares in the Private Offering on a monthly basis at an offering price generally equal to the net asset value per Common Share; provided that we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Common Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate.

Investors may sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) their Common Shares provided that the transferee satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with our LLC Agreement. Each transferee must agree to be bound by the restrictions set forth in the Subscription Agreement and the LLC Agreement and all other obligations as an investor in the Company.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described under “Directors and Executive Officers” is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, the Company reimburses the Administrator for its costs, expenses and allocable portion of overhead, including compensation (including salaries, bonuses and benefits) paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act (“Qualifying Assets”), unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;
iii.
is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.
is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
(2)
Securities of any Eligible Portfolio Company controlled by us.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the Eligible Portfolio Company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a Portfolio Company (as defined below) through monitoring of Portfolio Company operations, selective participation in board and management meetings, consulting with and advising a Portfolio Company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares (i.e., preferred shares) if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On June 26, 2025, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics at the is available on the EDGAR Database at the Commission’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Directors who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we will be prohibited from protecting any Director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Adviser each are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering such policies and procedures.

Development of Business

Concurrent with the initial closing of our private offering (the “Initial Closing”) and prior to our election to be regulated as a BDC under the 1940 Act, the Company acquired 100% of the equity interests in A-Star II Funding SPV LP and A-Star II Master Fund LP from certain affiliates of the Adviser Party, valued at a total acquisition price of approximately $103.7 million. In exchange, the Company paid $53.7 million of cash to an Adviser Party and issued approximately 2 million Common Shares, par value $0.001 per share, at $25 per Common Share to an Adviser Party in kind for $50 million of assets. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years.

As of December 31, 2025, we have sold and issued 2,655,082 Common Shares, excluding those issued as part of our dividend reinvestment program, for an aggregate consideration of approximately $66.5 million.

Purchase Price and Fees

We intend to sell our Common Shares at a net offering price that we believe reflects the net asset value per Common Share as determined in accordance with the Company’s share pricing policy. In connection with the monthly closings, we expect that our Board will delegate to the Adviser the authority to conduct such closings. There is no guarantee that this net asset value will be equal to the net offering price of our Common Shares at any closing.

If an investor buys Common Shares through certain financial intermediaries, they may directly charge the investor transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as such financial intermediary may determine. Common Shares will be subject to a maximum sales load of up to 3.0% of the offering price, or may forgo a sales load in favor of a brokerage commission imposed by a selling agent. Certain participating brokers may offer Common Shares subject to a placement agent fee of 0.50% of the offering price, and up to 1.5%, provided that the sum of the sales load and placement agent fee will not exceed 3.5% of the offering price. Investors should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose.

Subject to any applicable Financial Industry Regulatory Authority, Inc. (“FINRA”) limitations on underwriting compensation, we will pay Quasar Distributors LLC, the distributor (the “Distributor”) a shareholder servicing and/or distribution fee (“Servicing and/or Distribution Fee”) for the Common Shares equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Common Shares. The Servicing and/or Distribution Fee will be payable to the Distributor, but the Distributor anticipates that all or a portion of the Servicing and/or Distribution Fee will be retained by, or reallowed (paid) to, participating brokers. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Servicing and/or Distribution Fee charged. All or a portion of the Servicing and/or Distribution Fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules. We also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Servicing and/or Distribution Fee and our distribution and servicing plan, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in our best interests. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of our investments. We will also pay or reimburse certain organization and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.

The Adviser may pay additional compensation, out of its own funds and not as an additional charge to the Company or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a selling agent to the Company and/or promoting the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of investors in the Company as determined by the Adviser. The amount of these payments is determined from time to time by the Adviser and may be substantial.

Compensation of Adviser

We pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the shareholders.

Management Fee

The base management fee is payable quarterly and calculated at an annual rate of 1.25% based on the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter. For purposes of the Investment Advisory Agreement, net assets means our total assets less the carrying value of our liabilities, determined on a consolidated basis in accordance with GAAP.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from Portfolio Companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the Management Fee, taxes, any expenses payable under the Investment Advisory Agreement and an Administration Agreement with our Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the Incentive Fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company pays the Adviser an Investment Income Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No Investment Income Incentive Fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser. The following is a graphical representative of the Incentive Fee calculation pursuant to the Investment Advisory Agreement:

Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets per quarter)

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the Incentive Fee hurdle rate and may result in a substantial increase of the amount of Incentive Fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee by the applicable share class for all prior periods. We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the Capital Gains Incentive Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

On July 15, 2025, the Company and the Adviser entered into a waiver letter agreement (the “Fee Waiver Letter Agreement”), pursuant to which the Adviser agreed to irrevocably waive, which may be effected by a rebate or otherwise, (i) any base management fee due from the Company to the Adviser under Section 5(a) of the Agreement and (ii) any incentive fee due from the Company to the Adviser under Section 5(b) of the Agreement through February 28, 2026. On March 1, 2026, the terms of the Fee Waiver Letter Agreement were extended from March 1, 2026 through August 31, 2026.

Investment Advisory Agreement

Antares Capital Credit Advisers LLC is located at 320 South Canal Street, Suite 4200, Chicago, IL 60606. The Adviser is registered as an investment adviser under the Advisers Act and is a wholly-owned subsidiary of Antares Capital. Subject to the overall supervision of our Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us.

The Adviser provides management services to us pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•
determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•
identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•
monitoring our investments;
•
performing due diligence on prospective portfolio companies for the Company (each, a “Portfolio Company” and collectively, “Portfolio Companies”);
•
exercising voting rights in respect of portfolio securities and other investments for us;
•
serving on, and exercising observer rights for, boards of directors and similar committees of our Portfolio Companies;
•
negotiating, obtaining and managing financing facilities and other forms of leverage; and
•
providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Adviser or any of its affiliates, subject to the limitations described in the Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company reimburses the Administrator for any services performed for us by such affiliate or third party. The Administrator intends to hire a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement.

The Administrator is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Administrator may waive such reimbursements from time to time at its discretion. The Company does not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator.

Expense Support Agreements

The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (defined below) (each, a “Required Expense Payment”) to the extent that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. The Adviser may elect to pay certain additional expenses on the Company’s behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five (45) days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee or director fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Management Fee and Incentive Fee owed to the Adviser, financing fees and costs, brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in Portfolio Companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Company’s net asset value. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

In addition, effective as of July 15, 2025, the Company and the Adviser entered into a waiver letter agreement (the "Waiver Letter Agreement"), pursuant to which the Adviser agreed to waive any reimbursement by the Company for any of the Company’s organization expenses, operating expenses and offering expenses the Adviser incurs or has incurred on the Company’s behalf in an aggregate amount not to exceed $0.25 million during the period ending on the date of the initial closing for purchases of Common Shares by unaffiliated investors. The Waiver Letter Agreement includes reimbursement provisions substantially similar to the reimbursement provisions included in the Expense Support Agreement.

Distributions

Distributions to shareholders by the Company of ordinary income (including “market discount” realized by the Company on the sale of debt securities), and of net short-term capital gains, if any, realized by the Company will generally be taxable to U.S. shareholders as ordinary income to the extent such distributions are paid out of the Company’s current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the shareholder has owned our shares. A distribution of an amount in excess of the Company’s current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a shareholder as a return of capital which will be applied against and reduce the shareholder’s basis in his or her shares. To the extent that the amount of any such distribution exceeds the shareholder’s basis in his or her shares, the excess will be treated by the shareholder as gain from a sale or exchange of the shares. Distributions paid by the Company generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate shareholders.

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

The Company may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may designate the retained amount as undistributed capital gains in a notice to its shareholders, who will be treated as if each received a distribution of its pro rata share of such gain, with the result that each shareholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Company on the gain and (iii) increase the tax basis for its shares by an amount equal to the deemed distribution less the tax credit. For more information related to the tax risks related to the distributions See “Item 1A. Risk Factors—Adviser and Structure-Related Risks—The Company is Subject to Risks Relating to Distributions.”

The Internal Revenue Service currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, if the Company issues preferred shares, the Company intends to allocate capital gain dividends, if any, between its Common Shares and preferred shares in proportion to the total dividends paid to each class with respect to such tax year. Shareholders will be notified annually as to the U.S. federal tax status of distributions, and shareholders receiving distributions in the form of additional shares will receive a report as to the NAV of those shares.

Dividend Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

The Company will commence a share repurchase program, one year following the date on which unaffiliated investors first purchase the Common Shares, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular period, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable semi-annual period.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We have elected to opt out of the extended transition period.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or the Private Offering. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Valuation Procedures

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

Investments for which market quotations are readily available are typically valued at those market quotations. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser performs, from time to time, price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Directors (the "Board"), based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review the valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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
•
At least once annually the valuation for each investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•
The Adviser’s valuation committee with respect to the Company (the "Valuation Committee") reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
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

The Company’s accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company. The Adviser’s general policy is to vote on behalf of a client in a manner that serves the client’s best economic interest, as determined by the Adviser in its discretion, taking into account relevant factors, such as the impact on the value of the returns of the client and industry and business practices. The Adviser’s proxy voting policies and procedures (the “Proxy Voting Policy”) are designed to identify conflicts that arise or could arise between the Adviser’s interests and those of each client, including the Company. If it is determined that any such conflict is not material, the Adviser could vote notwithstanding the existence of the conflict. Alternatively, if the conflict of interest is determined to be material, one or more methods will be used to resolve the conflict, including (i) disclosing the conflict to the client and obtaining its consent, in accordance with the applicable client agreement, before voting; (ii) engaging a third party to recommend a vote with respect to the proxy; or (iii) such other method as is deemed reasonable under the circumstances. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Antares Capital Credit Advisers LLC, 320 South Canal Street, Suite 4200, Chicago, IL 60606.

Reporting Obligations

We are subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated under the Exchange Act. Under the Exchange Act, we are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. We are also subject to the proxy rules in Section 14 of the Exchange Act, and we and our Directors, officers, principal members and certain other beneficial holders are subject to the reporting requirements of Sections 13 and 16 of the Exchange Act. This information is available on the SEC’s website at www.sec.gov.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Company intends to elect to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income (if any) for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income, even if such income were distributed to its shareholders, and all distributions out of earnings and profits (including distributions of net capital gain) would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC, for the short taxable year from the initial closing date. In such case, however, we anticipate that the associated tax liability would not be material, and that such non-compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard. The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.

Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this prospectus, you should consider carefully the following information before making an investment in our Common Shares. All known material risks are presented below. However, the risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Adviser and Structure-Related Risks

The Adviser and the Company Have Limited Operating Histories

The Adviser has a limited history acting as an investment adviser for a BDC and there is no assurance that the experience of the personnel working on behalf of the Adviser in connection with loans made or owned by Adviser Parties, the Adviser’s or its affiliates’ clients or others will be applicable to its activities on behalf of the Company. The Company has limited operating history. There can be no assurance that the Company will achieve its investment objective or avoid substantial losses. While we believe that the past professional experiences of our Adviser’s investment team, including investment and financial experience of our Adviser’s senior management, will increase the likelihood that our Adviser will be able to manage us successfully, there can be no assurance that this will be the case.

Past Performance is Not Indicative of Future Results

There can be no assurance that the past performance of any loans or of any loan portfolio, loan program, investment vehicle or account managed or serviced by the Adviser, Antares Holdings collectively with any of its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings (including the Adviser) (each individually referred to as an “Adviser Party”) or the current personnel or authorized persons at any Adviser Party or at predecessor companies or prior places of employment, will be indicative of the results that the Company will achieve or that such past performance over a particular period of time will be indicative of the results that will occur in future periods. Furthermore, the nature of, and risks associated with, the Company’s investments in Portfolio Loans could differ (potentially substantially) from those investments and strategies undertaken in connection with such other loan portfolios, loan programs, investment vehicles or accounts. There can be no assurance that the Company’s investments will perform as well as such past investments, that the Company will be able to avoid losses or that the Company will be able to make investments similar to such past investments. In addition, most of such past investments have been made utilizing a portfolio capital structure (including, at times, leverage), an asset mix and a fee arrangement that are different (and sometimes are substantially different) from the capital structure, asset mix and/or fee arrangement of the Company. All or a portion of such prior results have been achieved in particular market conditions which might not be repeated and which might not fully inform decisions made in existing or future market conditions. In addition, a substantial portion of such prior results relate to loans held for investment on the Adviser Parties' Direct Holdings, loan programs where an Adviser Party and one or more unrelated third parties made investment decisions jointly, loans held by contract investors with respect to which neither the Adviser nor any other Adviser Party provided investment advisory services or loans held by advised clients with respect to which an Adviser Party provided non-discretionary investment advice. Further, a portion of such prior results relate to loans where an affiliate of the Adviser and an unrelated third party made investment decisions jointly rather than the discretionary investment management services being provided by the Adviser to the Company. In addition, all or a portion of such past performance is not reflective of the performance of Portfolio Loans where investment decisions or recommendations are made by the Adviser subject to applicable requirements for BDCs, or principal transactions approval is required under applicable law or any other approvals outside of the control of the Adviser are required. Moreover, because restrictions that govern the Company’s investments do not govern the investments and investment strategies of the Adviser, any other Adviser Party or their respective current personnel or authorized persons generally or the loan origination strategies used to originate loans for the Antares Lending Platform, the Portfolio Loans, and the results they yield, are not directly comparable with, and may differ substantially from, other loan portfolios, loan programs, investment vehicles or accounts managed or serviced by or held by the Adviser, any other Adviser Party and their respective current personnel or authorized persons at prior places of employment. The Adviser is not an arranger, originator or lender. To the extent the term “Antares Lending Platform” is used in such contexts, the Adviser would be excluded.

The Antares Lending Platform operates in its own economic interest and should not be expected to take into account the Company’s interest in making any decisions with respect to a loan; however (as discussed herein), decisions made by the Antares Lending Platform can adversely impact the availability and terms of Portfolio Loans. Historical information relating to loans provided by any Adviser Party to any prospective investor in the Company is indicative only of the historical performance of the relevant loans covered thereby, as applicable. Such information is not intended to provide any assurance to any prospective investor and should not be used to project or predict future performance of the Company or of the Portfolio Loans.

The Portfolio Loans and other investments actually acquired by the Company could be different from those expected to be purchased by the Adviser on behalf of the Company due to credit market conditions, the availability of such Portfolio Loans and other investments, the frequency with which private equity sponsors, obligors or existing lenders request or require, or the underlying loan documents require, the loan arranger (including Antares Capital, when serving in such role) to make loans available to lenders that are not Adviser Parties or the Platform Balance Sheet, determinations with respect to Portfolio Loans and other investments made by Antares Capital or the Antares Lending Platform, changes to the internal policies of the Adviser, consent decisions made by other third parties as could be required under the loan documents and other factors. The actual Portfolio Loans and other investments owned by the Company will change from time to time as a result of, among other things, sales, purchases, prepayments, repayments and restructurings of Portfolio Loans and/or other investments.

The Antares Lending Platform will Not Always Originate Portfolio Loans or Certain Types of Portfolio Loans

There can be no assurance that the Antares Lending Platform will always be in the business of originating loans similar to the Portfolio Loans or to certain types of Portfolio Loans that may be acquired by the Company or will choose to originate those Portfolio Loans on terms that are beneficial to the Company. In such event, the Adviser will be limited by BDC requirements to invest at least 70% of the Company’s assets in “eligible portfolio companies”, and unless otherwise prohibited from doing so, can select Portfolio Loans originated by other loan originators for acquisition by the Company. There can be no assurance that Portfolio Loans originated by other loan originators will perform similarly to Portfolio Loans originated by the Antares Lending Platform or will be approved by the lenders or their administrative agent for inclusion in any credit facility. Additionally, the terms for Portfolio Loans (whether originated by the Antares Lending Platform or another loan originator) could vary.

The Company will Depend on the Managerial Expertise of the Adviser, the Antares Lending Platform and Their Respective Personnel

The shareholders will generally not make decisions with respect to the management, disposition or other realization of any Portfolio Loans. Consequently, the success of the Company’s investments will depend, in large part, on the skill and expertise of the shared personnel of the Adviser who are employees of Antares Capital and who are responsible for originating, underwriting, monitoring and managing loans on behalf of the Adviser Parties' Direct Holdings and on behalf of the Adviser for the Company and other client accounts, including funds, vehicles, joint ventures, loan programs, special purpose entities, warehouses, collateralized loan obligations (“CLOs”), co-investment vehicles, and other entities and accounts sponsored, managed, serviced or advised by the Adviser and its affiliates, including Antares Strategic Credit Fund and Antares Private Credit Fund (collectively “Other Accounts”).

The Adviser has access to personnel who act as shared personnel of the Adviser Parties and are employees of Antares Capital. Such shared personnel underwrite, monitor and manage loans on behalf of the Adviser Parties' Direct Holdings, on behalf of the Adviser for the Company, and on behalf of the Adviser, and affiliates of the Adviser (including Antares Capital) for Other Accounts. In providing services through the Adviser, such shared personnel are supervised by the Adviser and subject to the Adviser’s compliance policies and procedures, including a code of ethics and applicable provisions of the Advisers Act. There can be no assurance that the current professionals will continue to serve in their current positions, continue to be employed by Antares Capital or made available to the Adviser or continue to be shared personnel or authorized persons of the Adviser and the other Adviser Parties. In addition, individuals not currently associated with any of the Adviser Parties may become associated with the Adviser or other Adviser Parties, and the performance of the Portfolio Loans would then also depend on the financial and managerial experience of such individuals. Although the Adviser’s investment professionals will devote such time as they determine in their discretion is reasonably necessary to fulfill the Adviser’s obligations to the Company, they will not devote all of their professional time to the affairs of the Company. When acting on behalf of the Adviser, such shared personnel will also be providing services to others, including to proprietary accounts of the Adviser Parties and to Other Accounts. When acting on behalf of any particular party, Adviser Parties or Other Accounts, such shared personnel have an obligation to pursue the best interests of the party on whose behalf they are acting at the time, whose interests could diverge from the best interests of the Company. In some cases, this can adversely impact the availability or terms of Portfolio Loans in which the Company ultimately invests.

Pursuant to the Investment Advisory Agreement, the Adviser may employ third parties (including but not limited to affiliates) to render advice and assistance to the Company and to perform any of the Adviser’s duties under the Company’s governing documents. Moreover, the Adviser may assign its rights and delegate some or all of its obligations as provided in the Company’s governing documents, the Company’s governing documents may be terminated under certain circumstances, and the Adviser may resign or be removed subject to certain conditions. There can be no assurance that if the Adviser resigns or is removed any successor investment adviser may be obtained or, if obtained, would have the same level of skill in performing the obligations of the Adviser, in which event the returns of the Company in respect of the Portfolio Loans could be adversely affected.

Possibility of Misconduct of Adviser Employees and Service Providers

Misconduct by employees of the Adviser, service providers to the Company and/or their respective affiliates could cause significant losses to the Company. Misconduct can include entering into transactions without authorization, the failure to comply with policies and risk procedures, including due diligence or operational or risk procedures, misrepresentations as to investments being considered by the Company, the improper use or disclosure of confidential, proprietary, sensitive, personal or other nonpublic information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future marketing activities, and non-compliance with applicable laws or regulations and the concealing of any of the foregoing. Such activities would likely result in reputational damage, litigation, business disruption and/or financial losses to the Company.

Currency Exchange Risk

Currency exchange risk refers to the risk of fluctuations in exchange rates between the U.S. dollar and foreign currencies of non-U.S. investors or in which certain Portfolio Loans or other Company assets are denominated. The base currency of the Company will be the U.S. dollar. Certain of the Company’s Portfolio Loans and other Company assets could be denominated in currencies other than the U.S. dollar, and hence the value of such Portfolio Loans and other Company assets will depend in part on the relative strength of the U.S. dollar. The Company could be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar, as well as the transaction costs associated with converting foreign currencies into U.S. dollars. Changes in foreign currency exchange rates could also affect the value of dividends and interest earned, and the level of gains and losses realized on the sale of Portfolio Loans or other Company assets. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign currency exchange markets. Exchange rates also are affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. The Company is not obligated to engage in any currency hedging operations (unless otherwise set forth in the relevant Company governing documents), and there can be no assurance as to the success of any hedging operations that the Company may implement.

The Company is Dependent on Information Systems and Subject to Risks Relating to Cybersecurity

Our business is dependent on our and third parties’ communications and information systems. Cybersecurity incidents, cyberattacks, and other breaches have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency and severity in the future. The Adviser, the Company, their respective service providers, and other market participants increasingly depend on complex information technology and communications systems to conduct business functions and therefore have become increasingly prone to operational and information security risks resulting from cyberattacks and other security incidents. These systems are subject to a number of different threats or risks that could adversely affect the Company and the shareholders, despite the efforts of the Adviser, the Company and their respective service providers to adopt technologies, processes and practices intended to mitigate these risks and protect the security of their computer systems, software, networks and other technology assets, as well as the confidentiality, integrity and availability of information (including personal data) belonging to or in the possession or control of the Company and the shareholders. For example, unauthorized third parties (including members of organized crime, hackers, terrorists, and other external parties, including foreign state and state-supported actors) may attempt to improperly access, modify, disrupt the operations of, or prevent access to the systems and networks of the Adviser, the Company, their respective service providers, or their counterparties, or data within these systems and networks.

Cybersecurity threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of defending against them. Cybersecurity incidents and malicious internet-based activity are also becoming more frequent, and providers of investment management services have been targeted by such attacks, which include, among other things, stealing or corrupting data maintained online or digitally, denial-of-service attacks, malicious or destructive code, phishing attacks, malware, ransomware, social engineering, damage or interruption from computer viruses, the unauthorized collection, monitoring, use or release or other processing of confidential, proprietary, sensitive or other non-public information (including personal data), employee error or malfeasance, and causing operational disruption. Third parties also may attempt to fraudulently induce employees, customers, third party service providers, or other users of the Adviser’s, the Company’s and their respective service providers’ systems to disclose sensitive information in order to gain access to the Adviser’s data or that of the Company’s investors. Such threats could see their frequency increased, and effectiveness enhanced, by the use of artificial intelligence.

While the Adviser has policies and procedures, and administrative, technical and physical security measures in place designed to mitigate this risk, no system is fully attack proof. A successful penetration or circumvention of the security of the Adviser’s, the Company’s or their respective service providers’ systems and networks could result, among other things, in the loss or theft of an investor’s data (including personal data) or funds, the inability to access systems, loss or theft of confidential, proprietary or sensitive or other non-public information (including personal data) or corporate data, physical damage to a computer or network system or costs associated with system repairs. Such incidents could cause the Adviser, the Company or their respective service providers to incur or become subject to regulatory penalties, fines or investigations, reputational damage, litigation, additional compliance costs or financial loss. The Adviser and the Company also could incur substantial costs for cybersecurity risk management in order to prevent or remediate any cyberattacks or security incidents in the future. Similarly, the public perception that the Adviser, the Company or any of their service providers have been the target of a cybersecurity threat, even if unsuccessful, also could have a material adverse effect on one or more of their reputations and lead to financial losses from loss of business, depending on the nature and severity of the threat. While the Adviser performs cybersecurity diligence on key service providers, it is important to note that if a service provider fails to adopt or adhere to adequate cybersecurity procedures, or if, despite such procedures, its networks or systems are breached, information relating to client transactions or personal data of investors could be lost or improperly accessed, used or disclosed. Similar types of operational and technology risks are also present for the Company’s borrowers, which could have material adverse consequences for such companies, and may cause the Company’s investments to lose value. Company information and information with respect to a shareholder’s investment in the Company may be delivered to such shareholder electronically. There are risks associated with such electronic delivery including, but not limited to, that e-mail messages are not secure and may contain computer viruses or other defects, may not be accurately replicated on other systems, or may be intercepted, deleted or interfered with without the knowledge of the sender or the intended recipient. In addition, the Adviser’s and the Company’s insurance coverage may be insufficient to compensate against all losses.

In addition, the limitations of liability provisions in contracts with service providers might not be adequate to protect the Adviser or the Company from any liabilities or damages with respect to any particular claim relating to a security lapse or breach. Currently applicable cybersecurity insurance might not cover all liabilities incurred by such attacks and it is uncertain whether insurance will continue to be available on economically reasonable terms or that the Adviser will continue to renew or obtain such insurance. The successful assertion of one or more large claims against the Adviser or the Company that exceeds available insurance coverage, or the occurrence of changes in insurance policies as they relate to cyber security, could have a material adverse effect on the Adviser’s business, including its financial condition and reputation or on the Company.

Artificial Intelligence

The Company, the Adviser, the Adviser Parties, the Antares Lending Platform, the borrowers and issuers in which the Company invests and/or the Company’s service providers could benefit from novel uses of artificial intelligence (“AI”), including generative AI, into their businesses and operations. However, there are significant risks involved in utilizing AI, and no assurance can be provided that such use will enhance the businesses or operations, or result in such businesses or operations being more efficient or profitable. For example, AI algorithms could be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. AI has also been known to produce false or “hallucinatory” inferences or outputs and AI can present ethical issues and subject users to new or heightened legal, regulatory, ethical, or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions. If the AI solutions that the Adviser Parties create or use are deficient, inaccurate or controversial, the Adviser Parties and/or the Company could suffer operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on their businesses and financial results. If the party using AI does not have sufficient rights to use the data or other material or content on which its AI solutions or other AI tools rely, such party could also incur liability through the violation of applicable laws, third-party intellectual property, privacy or other rights, or contracts to which they are a party. At this time, the Adviser Parties and the Antares Lending Platform primarily use AI, in the context of their investment activities, to expedite certain tasks that consolidate and synthesize information that is then checked by personnel and informs the investment process but, at this time, the Adviser Parties are not using AI to make investment decisions or as an analytical tool to aid such decisions. The Adviser Parties and the Antares Lending Platform could alter, increase or decrease their use of AI in the future.

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on this emerging technology. The technologies underlying AI and its uses are already subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other non-U.S. jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI, such as the European Union Artificial Intelligence Act. It is possible that the Company, the Adviser Parties or the Antares Lending Platform or any of their respective affiliates will not be able to anticipate how to respond to these rapidly evolving frameworks, and such parties could be required to expend resources to adjust their activity in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

The Company is Subject to Risks Relating to Reserves and Contingent Liabilities

The Company may from time to time incur contingent liabilities in connection with an investment. For example, the Company will acquire a revolving credit or delayed draw term facility that has not yet been fully drawn. If the borrower subsequently draws down on the facility, the Company will be obligated to fund the amounts due. The Company may create, accrue and fund reserves for known or contingent liabilities or for other reasons in such amounts as the Adviser deems necessary or appropriate in its reasonable sole discretion. Any such reserves will reduce the amount of distributable funds available to the shareholders and could adversely impact the Company’s performance. There can be no assurance that the Company will adequately reserve for such contingent liabilities and that such liabilities will not have an adverse effect on the Company.

The Company is Subject to Risks Relating to Portfolio Valuation

The Company expects to hold Portfolio Loans, equity securities and other financial instruments, assets or obligations that are thinly traded, not publicly traded, for which no market exists or which are restricted as to their transferability under applicable securities laws. The fair value of such investments will not be readily determinable and can be extremely difficult to value accurately. The Adviser, subject at all times to the oversight and approval of the Board, will determine the valuation of the Company’s investments. It is expected that the Adviser will have a limited ability to obtain accurate market quotations for purposes of valuing most of the Company’s investments, which may require the Adviser to estimate, in accordance with valuation policies established by the Board, the value of the Company’s debt and other investments on a valuation date. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the Company from time to time and other factors, the liquidation values of the Company’s investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein. If the Adviser’s valuation should prove to be incorrect, the stated value of the Company’s investments could be adversely affected. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the shareholders.

Valuation of the types of assets in which the Company invests are inherently subjective. In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, the Company may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a Portfolio Company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such Portfolio Company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Adviser may rely on third-party valuation agents to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation agent may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. The Adviser also relies on the accuracy of data and information provided by Portfolio Companies in the valuation process. An inaccurate valuation of one or more investments could have a substantial impact on the Company.

There are Investment Limitations Related to Antares Capital's Environmental, Social and Governance Policy

Loans originated by (i) Antares Capital, as originator and lender of loans, (ii) Antares Capital, as arranger, administrative agent and/or similar capacities for loans, and (iii) the Antares Lending Platform are done so in accordance with Antares Capital’s Environmental, Social and Governance policy (such policy as amended from time to time, the “Antares ESG Policy”). The Antares ESG Policy sets forth the Antares Lending Platform’s principal positions on environmental, social and governance (“ESG”) matters and reviews how ESG factors are incorporated into the Antares Lending Platform’s loan and investment processes. ESG factors that the Adviser evaluates could include: (i) environment, (ii) social capital, (iii) human capital, (iv) business model and innovation, and (v) leadership and corporate governance. In considering the materiality of any ESG factor, the Adviser considers the borrower’s exposure to ESG risk, the borrower’s organizational capacity to mitigate that risk; and the potential outcomes from an adverse ESG event. Generally, ESG factors are informative but not determinative, although there are certain industries in which the Adviser will not invest depending on the specific investor/client, jurisdiction, or investor/client mandate. The Antares Capital Responsible Investment Policy (“RI Policy”) guides portfolio management and general business conduct on the integration of any ESG factors when deemed appropriate. Given the dynamic and evolving nature of ESG issues, the RI Policy is subject to continuous review and subject to change without notice; and its application can vary materially depending on the specific investor or client, jurisdiction, or investor level investment guidelines and requirements. The Adviser and/or its advisory affiliates could offer new or different strategies to current or prospective clients, including private funds or funds of one dedicated to a strategy or which pursue such strategy alongside other investments, such as secondary market acquisition of interests in funds that pursue private credit strategies or direct investment in junior capital instruments, although such investments are not generally within the Company’s expected portfolio profile.

It is possible that the Antares ESG Policy will prevent potential Portfolio Loans from being originated on the Antares Lending Platform or prevent the Company from acquiring certain Portfolio Loans, which could impact the returns of the Company. Except as set forth in the Antares ESG Policy, the Adviser is not required to consider any particular ESG factors in evaluating investments. There is no universally accepted view on ESG standards, and the Adviser’s view as to any ESG factors might not match the view of any particular shareholder.

The Company is Subject to Risks Relating to the Handling of Mail

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be dealt with. To the extent that personnel of the Adviser are employing remote work arrangements, forwarded mail could be delayed. None of the Company nor the Adviser or any of its or their trustees, directors, officers, advisors or service providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates, including its subsidiaries (including entities that engage in investment activities in securities or other assets that are primarily controlled by the Company), without prior approval of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the independent directors and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or directors or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by the Adviser or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other Accounts or affiliates of the Adviser in the Antares Lending Platform-originated loans and financings except pursuant to the co-investment exemptive relief the Company has received from the SEC, which delineates the requirements the Adviser must comply with for the Company to invest with Other Accounts. Accordingly, while the Adviser and its affiliates intend to allocate suitable opportunities among the Company, other accounts and/or affiliates of the Adviser based on the principles described above, the restriction on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by the Adviser or its affiliates to allocate an opportunity to one or more other investment funds or accounts (each, an “Other Investor”) or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which an Other Investor or affiliate of the Adviser had previously invested. The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with other accounts or affiliates of the Adviser at times that the Company may not consider advantageous.

Any such co-investments will be subject to certain conditions, including that co-investments are made in a manner consistent with the Company’s investment objectives and strategies, and the other applicable conditions of the co-investment exemptive relief. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Other Accounts. Because investments are allocated across multiple Antares Lending Platform accounts, the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to pursue due to allocations, including non-pro rata allocations, to Other Accounts.

If the Adviser identifies an investment and the Company is unable to rely on the co-investment relief for that particular opportunity, the Adviser will be required to determine which accounts should make the investment at the potential exclusion of other accounts. In such circumstances, the Adviser will adhere to its investment allocation policy in order to determine the account to which to allocate investment opportunities. Accordingly, it is possible that the Company may not be given the opportunity to participate in investments made by other accounts.

The Company is Subject to Infrastructure Risks

The Adviser’s business is highly dependent on its communications and information systems. Any failure or interruption of such systems could cause delays or other problems in its activities. This, in turn, could have a material adverse effect on the Company’s operating results and, consequently, negatively affect the net asset value of the Company and its ability to make distributions. In addition, because many of the Company’s borrowers operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.

The Company is Reliant on the Adviser and is Subject to Risks Relating to the Fact that Shareholders do not Participate in Management

Substantially all decisions with respect to the management of the Company are made exclusively by the Board and/or the Adviser. Subject to the provisions of the Investment Advisory Agreement and the approval of the Board (where applicable), all investment and sale decisions with respect to the Portfolio Loans on behalf of the Company are made by the Adviser. Further, the Adviser may delegate all or a portion of its obligations pursuant to and in accordance with the Investment Advisory Agreement. Shareholders have no right or power to take part in the management of the Company. Consequently, the success of the Company will depend, in large part, upon the skill and expertise of the officers or other authorized persons of the Company and the officers or other personnel of the Adviser. There can be no assurance that the officers or other authorized persons of the Company or the officers or other personnel of the Adviser will continue to serve in their current positions or continue to serve as officers or other authorized persons of the Company or as officers or other personnel of the Adviser, as the case may be. Further, there can be no assurance that any particular individual will be involved in the management of any particular portfolio for any given period of time, if at all.

The Company’s ability to achieve its investment objective will depend on the Adviser’s ability to identify, invest in and monitor Portfolio Loans. The members of the Adviser’s Investment Committee and the other officers and personnel of the Adviser are engaged in other business activities and will be called upon to provide managerial assistance to Other Accounts managed by the Adviser or by other Adviser Parties and to Platform Balance Sheet Clients. Although such investment professionals will devote such time as is necessary to fulfill the obligations of the Adviser to the Company effectively, as reasonably determined by the Adviser, respectively, they will not devote all of their professional time thereto. In addition, there is no assurance that every member of the Adviser’s Investment Committee will opine on any particular investment opportunity. In particular, (i) the Adviser’s Investment Committee meets with a quorum and reviews and approves a prospective Portfolio Loan, such that it is possible that the Adviser’s Investment Committee will opine on an investment opportunity without receiving input from each member and (ii) members of the Adviser’s Investment Committee can, consistent with the committee’s charter, delegate authority with respect to a prospective Portfolio Loan to another employee of the Adviser or one of its affiliates.

Shareholders and the Board will have the right to terminate the Investment Advisory Agreement. If the Adviser is removed, or resigns, the Company will lose access to additional Loans or other assets originated by the Antares Lending Platform, which represent all of the Company’s portfolio. Additionally, if the Adviser resigns or is removed, the Company may not be able to find a substitute investment adviser or be able to hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms or at all. If the Company is unable to replace the Adviser quickly, its operations are likely to experience a disruption, and its financial condition is likely to be adversely affected. In addition, the coordination of the Company’s internal management and investment activities is likely to suffer if the Company is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and the other Adviser Parties. Even if the Company is able to retain comparable management, whether internal or external, transition of management may result in additional costs and time delays that may adversely affect the Company’s financial condition.

The Company is Subject to Risks Relating to Investor Suitability

An investment in the Company involves a high degree of risk and is intended only for sophisticated investors who are capable of understanding and assuming the risks involved. Any investor interested in acquiring Common Shares should conduct its own investigation and analysis of investing in the Company and consult its own professional advisers as to the risks involved in making such an investment.

Investors Need to Seek Independent Advice

None of the Company, the Adviser, any other Adviser Party or the Antares Lending Platform is providing investment, accounting, tax or legal advice in respect of the Common Shares and none of them will have a fiduciary relationship with any investor or prospective investor. No hypothetical performance scenario, modeling run or return analysis that is provided to any prospective investor should be solely relied upon when considering an investment decision.

The actual performance of the Company will be affected by, among other things, (i) approvals required by the LLC Agreement of the Company or the Investment Advisory Agreement, as applicable, that are granted or withheld by the Board including, among other things, in connection with the purchase and sale of Portfolio Loans, (ii) the amount and frequency of principal payments and prepayments on the Portfolio Loans, which are dependent upon, among other things, the amount of payments received at or in advance of the scheduled maturity of the Portfolio Loans (whether through sale, maturity, optional or mandatory prepayments, default or the other disposition or liquidation thereof), (iii) the financial condition of the obligors of the Portfolio Loans, (iv) the availability of repricings and/or refinancing of the Portfolio Loans, (v) changes to the interest rates on the Portfolio Loans, and (vi) the availability to the Company of leveraged financing with respect to the Portfolio Loans or any portion thereof. It is expected that most of the Portfolio Loans will include the right of the obligor to optionally prepay such Portfolio Loan, in whole or in part, and/or the obligation to make a mandatory prepayment of such Portfolio Loan, in whole or in part, at various times and subject to certain conditions.

The Common Shares are Not Guaranteed by the Adviser or any other Adviser Party

None of the Adviser, any other Adviser Party or any other person makes any assurance, guarantee or representation whatsoever as to the expected or projected success, profitability, return, performance result, effect, consequence or benefit (including legal, regulatory, tax, financial, accounting or otherwise) to the Company or any shareholder and neither the Company nor the shareholders may rely on any such person for a determination of expected or projected success, profitability, return, performance result, effect, consequence or benefit (including legal, regulatory, tax, financial, accounting or otherwise) to any shareholder.

The Company is Subject to Risks Relating to Limited Liquidity

Currently, no market exists for the Common Shares. The Common Shares are illiquid investments; there is no established secondary market for the Common Shares and none is likely to develop. An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. To the extent you paid a repurchase price that includes the related sales load and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in the Private Offering.

The Company is Subject to Risks Relating to Unspecified Investments

The capital of the Company generally will be invested directly or indirectly in Portfolio Loans and other assets which will not have been disclosed or, in most cases, identified prior to a shareholder acquiring Common Shares. Accordingly, shareholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the Portfolio Loans to be acquired directly or indirectly by the Company and therefore will be dependent upon the judgment and ability of the Adviser in identifying Portfolio Loans for acquisition over time, acquiring them on behalf of the Company and managing them thereafter. When required under applicable law or when otherwise required under the Company’s governing documents, shareholders will also be depending on the judgment of the Board whether or not to consent to the acquisition or sale, as applicable, of such Portfolio Loans. No assurance can be given that the Adviser will be successful in identifying suitable Portfolio Loans for acquisition by the Company, or, if identified, that such loans will be available for acquisition by the Company, or that, if such acquisitions are made, the investment objective of the Company will be achieved.

The Company is Subject to Risks Relating to Use of Leverage

The Company will use leverage and incur indebtedness directly or indirectly to acquire and hold Portfolio Loans. The Adviser may establish and use any reserves to acquire additional Portfolio Loans or other or to repay all or any portion of any outstanding indebtedness of the Company. Risks associated with this use of leverage are described under the heading “Item 1A. Risk Factors—Risks Relating to Financings by the Company.”

To the extent that the Company enters into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for the Company.

As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings, including those incurred at a subsidiary level, and any preferred shares that we may issue in the future, of at least 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever.

The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are Independent Directors with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

The Company is Subject to Risks Relating to Availability of Financing

Because the Company intends to use leverage and to directly or indirectly incur indebtedness, returns realized by the Company will depend significantly on the availability of such financing and the terms applicable thereto. To the extent the Company cannot obtain financing, the ability of the Company to acquire Portfolio Loans will be restricted and returns to the Company and to the shareholders may be reduced as a result. Similarly, if the financing terms made available thereto are not favorable, or if such financing is available and entered into but subsequently the related lenders do not agree to any requested amendment or, to the extent required or desired, replacement of such terms and/or no refinancing of such credit facility is then available at comparable or better terms, returns to the Company and to its shareholders may be reduced. The Company expects leverage to be available to it under one or more credit facilities. See also “Item 1A. Risk Factors—Risks Relating to Financings by the Company.”

The Company is Subject to Risks Relating to Contingent Liabilities on the Disposition of Equity Investments

In connection with the disposition of equity securities, the Company could be required to make representations about the business and financial affairs of the relevant Portfolio Company typical of those made in connection with the sale of a business. The Company also could be required to indemnify the purchasers of the company (or interests or assets thereof) to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements can result in the incurrence of contingent liabilities for which the Adviser can establish reserves or escrows.

The Company is Subject to Risks Relating to Exculpation and Indemnification

The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the LLC Agreement of the Company and the Bylaws of the Company (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the LLC Agreement, the Bylaws, the Investment Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the LLC Agreement provides that the Company shall not indemnify such persons to the extent liability and losses are the result of such persons’ negligence or misconduct in the case of an Interested Director, officer, employee, sponsor, controlling person or agent of the Company, or gross negligence or willful misconduct in the case of an Independent Director. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company will also indemnify certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Company investors. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in Company investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

The Company’s Assets are Subject to Recourse

The assets of the Company, including any investments made by and any capital held by the Company are available to satisfy all liabilities and other obligations of the Company, as applicable. If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

The Company is Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies

The Company may apply to one or more credit rating agencies to rate the Company and/or its assets in order to provide the Company access to different sources of indebtedness or capital as well as to help meet the Company’s risk/return objectives, its overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating or ratings, the credit rating agency or credit rating agencies may review and analyze the Company’s counterparties, Antares Capital (in its capacity as the Adviser and the Administrator), the investments and expected investments of the Company, the legal structure of the Company, the historical and current Company investors and Company performance data. There can be no assurance that the Company will apply for such a rating or ratings, that a credit rating agency will provide a rating or that such a rating will be beneficial to the Company. In addition, when making investment decisions for the Company (including establishing the Company’s investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency’s rating of the Company and tailor the Company’s investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on the Company, including its assets and its ability to acquire indebtedness.

The Company is Subject to Risks Relating to Insurance

The Adviser and/or its affiliates expect to purchase and maintain an omnibus insurance policy which includes coverage in respect of the Company, the Adviser and their affiliates, as well as other clients, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser, the Adviser and their affiliates, as applicable, for events unrelated to the Company). The premiums for such shared insurance policies generally would be borne by the Adviser and the clients covered by such policies, and such shared insurance policies are expected to have an overall cap on coverage for all the insured parties thereunder. To the extent an insurable event results in claims in excess of such cap, the Company may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Company experiences an insurable loss after such event, the Company’s receipts from such insurance policy may also be diminished. Insurance policies covering the Company, the premiums of which are paid in whole or in part by the Company, may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, the Company may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Company and which ultimately may not result in a financial award. In addition, the Adviser may cause the Company to purchase and maintain insurance coverage that provides coverage to the Company, certain indemnified persons, or the Adviser, in which case, the premiums would be borne by the Company.

While the Adviser and its affiliates expect to allocate insurance expenses in a manner it determines to be fair and equitable, taking into account any factors they deems relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require the Adviser and its affiliates to take into consideration facts and circumstances that are subjective in nature. It is unlikely that the Adviser and its affiliates will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Company. The Company and the Adviser do not intend to separately maintain key person life insurance on any key personnel.

The Company is Subject to Risks Relating to Certain Proceedings and Investigations

The Adviser and its affiliates and/or the Company may be subject to claims (or threats of claims), and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings. The outcome of any investigation, action or proceeding may materially adversely affect the value of the Company, including by virtue of reputational damage to the Adviser and may be impossible to anticipate. Any such investigation, action or proceeding may continue without resolution for long periods of time and may consume substantial amounts of the Adviser’s time and attention, and that time and the devotion of these resources to any investigation, action or proceeding may, at times, be disproportionate to the amounts at stake in such investigation, action or proceeding. The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact the Adviser and/or the Company. In addition, such actions and proceedings may involve claims of strict liability or similar risks against the Company in certain jurisdictions or in connection with certain types of activities. In some cases, the expense of such investigations, actions or proceedings and paying any amounts pursuant to settlements or judgments would be borne by the Company.

The Company is Not Registered as an Investment Company Under the 1940 Act

While the Company is not registered as an investment company under the 1940 Act, it will be subject to regulation as a BDC under the 1940 Act and will be required to adhere to the provisions of the 1940 Act applicable to BDCs. The Common Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of this registration statement. Any representation to the contrary is a criminal offense.

The Company is Subject to Risks Relating to Lack of Diversification

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. To the extent that the Company assumes large positions in the securities of a small number of issuers, its net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Company’s asset diversification requirements as a RIC under the Code, the Company does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few Portfolio Companies. Although the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, it maintains the flexibility to operate as a diversified investment company. To the extent that the Company operates as a non-diversified investment company, it may be subject to greater risk.

During the period of time in which the Company is deploying its initial capital, the Company may make a limited number of investments. In addition, the Company does not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. Further, if the expected amount of leverage is not obtained or deployed, the Company may be more concentrated in an investment than originally anticipated. As a result, the Company’s investments may be concentrated and the poor performance of a single investment may have pronounced negative consequences to the Company and the aggregate returns realized by the Company investors.

The Company is Subject to Risks Relating to the Use of Proceeds

While the Company generally intends to make all distributions of net proceeds in accordance with the terms herein, the amount and timing of distributions from the Company to the Company investors will be at the discretion of the Board, who may also direct that amounts available for distribution be retained in the Company (i) to be used to satisfy, or establish reserves for, the Company’s current or anticipated obligations (including Management Fees, Incentive Fees and any other expenses) or (ii) for reinvestment of the cost basis of an investment. Accordingly, there can be no assurance as to the timing and amount of distributions from the Company.

The Company is Subject to Operational Risks

The Company is subject to operational risk, including the possibility that errors may be made by the Adviser or its affiliates and service providers in certain transactions, calculations or valuations on behalf of, or otherwise relating to, the Company. Company investors may not be notified of the occurrence of an error or the resolution of any error. Generally, the Adviser, its affiliates and service providers will not be held accountable for such errors, and the Company may bear losses resulting from such errors.

The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners

The Antares Lending Platform has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser is given only a limited opportunity to perform due diligence and participate in negotiation of transactional terms. Company investors should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or the Company investors.

The Company may pay retainers, closing, monitoring, performance or other fees to sourcing, operating and joint venture partners. Such retainer fees may be netted against a closing fee, if applicable, in connection with the related investment. However, if no such investment is consummated, the Company will bear any retainer amounts as an expense. In addition, to the extent the compensation of a sourcing, operating or joint venture partner is based on the performance of the relevant investments, the sourcing, operating or joint venture partner may have an incentive to seek riskier investments than it would have under a different compensation structure. In this regard, a sourcing, operating or joint venture partner may receive incentive compensation at the expense of the Company. The expenses of sourcing, operating and joint venture partners may be substantial. In certain circumstances, the Company or a Portfolio Company in which the Company invests may pay fees to sourcing, operating and/or joint venture partners in consideration for services, including where the Adviser or an affiliate may have otherwise provided those services without charge. In other circumstances, sourcing, operating and/or joint venture partners may receive certain third-party fees (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees as well as prepayment premiums) in respect of an investment, and no such fees will offset or otherwise reduce the Management Fee payable by Company investors. The existence of such fees may result in the Company paying fees twice, once to the Adviser in the form of Management Fees and once to the sourcing, operating or joint venture partners to service or manage the same assets.

Sourcing, operating and/or joint venture partners may invest in the Company. Joint ventures may give rise to additional risks, including tax risks, and structures utilized in context of joint ventures, including for legal, tax and regulatory reasons, may adversely affect the Company’s pre-tax returns.

The Company is Subject to Risks Relating to Electronic Delivery of Certain Documents

The Company investors will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the LLC Agreement, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Company investors by the Company, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) drawdown notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Company investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “Item 1A. Risk Factors—Adviser and Structure-Related Risks—The Company is Dependent on Information Systems and Subject to Risks Relating to Cybersecurity.”

The Company May Need to Raise Additional Capital

The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of the Private Offering. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

The Company is Subject to Counterparty Risks

To the extent that contracts for investment will be entered into between the Company and a market counterparty as principal (and not as agent), the Company is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Company. The Company may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Company’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Company’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Company will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Company is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Company intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Company will not sustain a loss on a transaction as a result.

Investors May be Required to Return Distributions to Satisfy Unpaid Debts of the Company

Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by the Company to satisfy unpaid debts of the Company that were in existence at the time the distributions were made.

The Board May Make Certain Changes in the Company’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval

The Company’s Board has the authority to modify or waive certain of the Company’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Company also cannot be dissolved without prior investor approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its Common Shares. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.

The Board May Make Certain Changes to the Company’s LLC Agreement Without Prior Shareholder Approval

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the LLC Agreement by making an amendment or a supplement thereto or an amended and restated LLC Agreement, including without limitation to effect additional shareholders becoming a party to the LLC Agreement or the creation or issuance of additional shares or classes of shares and to add to the duties or obligations of the Board or surrender any right granted to the Board.

The Company is Subject to Risks Relating to Distributions

The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Company and the information about the specific tax characteristics of the Company’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Company’s net ordinary income or capital gains. To the extent that the Company’s distributions contain a return of capital, such distributions should not be considered the dividend yield or total return of an investment in the Common Shares. The amount treated as a tax-free return of capital will reduce a shareholder’s adjusted tax basis in the Common Shares, thereby increasing the shareholder’s potential taxable gain or reducing the potential taxable loss on the sale of Common Shares.

The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases

Our Board may not adopt a share repurchase program, and if such a program is adopted, may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our LLC Agreement or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

Certain Regulatory Risks

Changes to the Dodd-Frank Act May Adversely Impact the Company

The enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Company) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Company for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact the Company.

There are General Regulatory Risks Applicable to the Company

Legal, tax and regulatory changes could occur that may adversely affect the Company, the shareholders and/or the portfolio investments. Recent proposals by the SEC indicate increased focus on the regulatory environment for investment vehicles such as the Company, for holders of securities thereof, for investment advisers thereto and for lenders thereto is evolving, and changes in the regulation of any thereof may adversely affect the value of Common Shares held by or returns to a shareholder and/or the ability of the Company to pursue its investment strategy.

Although the Company and the Adviser will endeavor to comply with the requirements of a law and any changes thereto, the treatment of such entities and their investment or investment advisory activities is often uncertain, and may frequently depend on determinations of fact and interpretations of complex provisions of law and regulation for which there may be no clear precedent or authority or with respect to which the law or regulations are in the process of being considered for revocation or modification. Under such circumstances, the Company and/or the Adviser may employ standard or developing industry practice or conventions, as well as its own internal policies and procedures, to guide its compliance efforts.

There can be no assurance, however, that such practices, conventions, policies and procedures ultimately will be considered compliant, and as a result, the Company or the Adviser, despite its efforts, may be exposed to liability (which may be subject to indemnification by the Company or the shareholders), possibly on a retroactive basis, as practice, conventions, policies or procedures change or are challenged or the procedures for compliance with the regulatory regimes to which such entities are subject become clearer. Moreover, the regulatory regimes to which the Company, the Adviser and the shareholders are subject may be administered differently by different governmental authorities or may be administered differently by different personnel within a particular governmental authority or over time and are generally under review by the applicable government authorities in the various jurisdictions in which such entities have investment or other activities, sometimes resulting in revised interpretations of seemingly established concepts. The treatment of such entities or their activities may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments or commitments previously made. In addition, as a result of such changes, the structure and activities of such entities may be challenged. Accordingly, the Company, the shareholders and/or the Adviser could be adversely affected by any of such changes in laws, regulations, interpretations or the administration thereof.

If the Company incurs indebtedness directly or indirectly that constitutes the issuance of an asset-backed security or a securitization as defined under then applicable law in the United States of America, in Europe or in Japan, the Company, the Adviser or an affiliate of any thereof, may be required to (or may elect to) hold credit risk retention interests with respect thereto for the period of time and subject to the restrictions and limitations applicable thereto under then applicable law which could reduce the returns available to the Company and the shareholders and potentially cause other adverse consequences for the Company.

The Company’s Portfolio Companies and the Company are subject to regulation by-laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Company or its Portfolio Companies, impose additional costs on Portfolio Companies or the Company intensify the regulatory supervision of the Company or its Portfolio Companies or otherwise adversely affect the Company’s business or the business of its Portfolio Companies. Laws that apply to the Company, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Company to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Company. In addition, if the Company does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.

Privacy and Data Protection

The Company’s collection, use, maintenance, handling, transfer and other processing of personal data, including in relation to, amongst others, the staff and representatives, individuals considering and/or making an investment in the Company, and individuals connected with investors (such as directors, trustees, beneficial owners, advisors and agents), imposes legal and regulatory risk. Legal and regulatory requirements relating to the collection, storage, usage, maintenance, handling, transfer and other processing of personal data continue to evolve and could impose costly compliance burdens on the Company. The Company is and could directly or indirectly become subject to existing and future federal, state and international laws, regulations, rules or requirements related to privacy, data protection and information security in the jurisdictions in which it does business and/or its investors are located.

For example, the European Union’s General Data Protection Regulation (“GDPR”) includes a range of compliance obligations regarding the handling of personal data and significant financial penalties for non-compliance (the greater of €20 million or 4% of annual global turnover). Following Brexit, the U.K. General Data Protection Regulation (i.e., a version of the GDPR as implemented into U.K. law) (“UK GDPR”) went into effect. While the GDPR and the UK GDPR remain substantially similar for the time being, the UK government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that could differ from the GDPR.

The Company could also be subject to existing and new U.S. federal, state and local privacy, data protection, and information security laws and regulations, such as the Federal Trade Commission Act, which regulates unfair or deceptive acts or practices (including with respect to privacy, data protection and information security); the Gramm-Leach-Bliley Act of 1999, which restricts certain collection, storage, use, disclosure and other processing of personal data, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected data; the California Consumer Privacy Act, as amended by the California Privacy Rights Act, which provides California residents with certain individual privacy rights and imposes privacy, data protection and information security obligations on covered companies, as well as state data breach notification and other laws, including the New York SHIELD ACT, that require enhanced levels of cybersecurity and notification to individuals and/or regulators in the event of a cybersecurity breach of certain personal data or other similar incidents. A number of other states also have enacted, or are considering enacting, comprehensive privacy, data protection and information security laws, and the United States Congress is also considering various proposals for privacy, data protection and information security legislation.

The Company intends to comply with any obligations arising out of privacy, data protection, and information security laws and regulations that are applicable to it, but may not be able to accurately anticipate the way in which regulators and courts will apply or interpret such laws and regulations, including their applicability to the Company. If any such laws or regulations are implemented, interpreted or applied in a manner inconsistent with the Company’s policies and practices, it may be fined or ordered to change its business practices in a manner that increases compliance burdens and costs and adversely impacts its operating results. Compliance with these laws and regulations, including the obligation to timely notify stakeholders in the event of a cybersecurity incident, may divert the Company’s time and effort and entail substantial expense. Any failure or perceived failure by the Company to comply with existing and new privacy, data protection and information security laws and regulations could result in negative publicity and may subject the Company to significant costs associated with litigation, settlements, regulatory action, judgments, fines, liabilities and other penalties, for which the Company may not have insurance coverage.

The Company is Subject to Risks Relating to Material Non-Public Information

As described under the heading “Conflicts of Interest” from time to time, the Adviser, other Adviser Parties and the Antares Lending Platform, the equity owners of each, including each of the Canada Pension Plan Investment Board and Northleaf Star Holdings LP, (and each such equity owners’ other subsidiaries and companies in which they own some or all of the equity interests, collectively, the “Parent Companies”), and other affiliates (and the officers and personnel of any of the foregoing) may come into possession of material non-public information that would limit the ability of the Company to buy and sell Portfolio Loans. The investment flexibility of the Company may be constrained as a consequence of the Adviser’s inability to take certain actions because of such information. The Company will lose investment opportunities if it is unable to acquire an investment because the Adviser, other Adviser Parties, the Antares Lending Platform, the Parent Companies, or other affiliates (or the officers or other personnel of any of the foregoing) have obtained material non-public information which prevents such acquisition. Although the Adviser and its affiliates have adopted some informational walls, not all information is subject to such walls and there can be no guarantee that a wall will be effective. For example, with respect to information on secondaries, information obtained by another Adviser Party in the course of managing investments in secondaries will not be shared with the other Adviser Parties, which information could be informative to the management and valuation of any such investment managed by other Advisers, but will not be shared, which could be to the detriment of the Company. The Company may experience losses if it is unable to sell an investment that it holds because the Adviser, another Adviser Party, the Antares Lending Platform, a Parent Company, or other affiliates (or the officers or other personnel of any of the foregoing) have obtained material non-public information, which losses will reduce returns to and could cause losses for the shareholders.

The Company is Subject to Risks Relating to Public and Other Disclosure Obligations

The Company and/or certain shareholders may be expected to disclose confidential and other information relating to Company assets and financial results when required to do so by applicable law. The Company may disclose confidential and other information to shareholders or to third parties (including, without limitation, their lenders, service providers and/or any rating agency) that may request such information and are expected to do so to the extent required by law or contract applicable thereto. In addition, other entities that are lenders or agents in any credit facility of which a Portfolio Loan constitutes a part may have similar disclosure rights or obligations relating to such credit facility. There is no assurance that any such disclosure of information will be or will remain confidential. Such disclosure obligations may adversely affect the Company and/or certain shareholders, particularly shareholders who are not otherwise subject to public disclosure of information requirements relating to the private holdings of funds in which they invest.

The Company, the Adviser or their respective affiliates, service providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Company and the Company investors, including investments held directly or indirectly by the Company and the names and level of beneficial ownership of certain of the Company investors, to (i) regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Company directly or indirectly invests, or (ii) any lenders, counterparty of, or service provider to, the Adviser or the Company (and its subsidiaries). Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Company, the Adviser or any of their affiliates, service providers or agents, may be prohibited from disclosing to any Company investor that any such disclosure has been made.

Risks Relating to Financings by the Company

The Company is Subject to General Risks Associated with Leverage

The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the Company. The greater the total borrowing by the Company relative to its assets, the greater will be its risk of loss and possibility of gain. In addition, money borrowed by the Company will be subject to interest costs and other costs which will be a direct or indirect expense of the Company and, to the extent not covered by income or gain attributable to the assets of such borrower, will adversely affect the operating results of the Company.

The Company Borrows Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may enter into one or more credit facilities and may issue or assume other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on the Company’s consolidated assets that are superior to the claims of our shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our Common Shares to increase more sharply than it would have had we not incurred leverage.

Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not incurred leverage. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would had we not incurred leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make distribution payments on our Common Shares. There can be no assurance that a leveraging strategy will be successful.

Any credit facilities into which the Company may enter impose financial and operating covenants that may restrict the Company’s business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew any credit facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidence of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 5.87% (excluding deferred financing costs, deferred issuance costs and unused fees) as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $83.2 million in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (2)	-30.21%	-18.67%	-7.13%	4.41%	13.96%

1.
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.

2.
In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 5.87% by the approximately $83.2 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Shareholders. Return is assumed to be sourced by net investment income, and is correspondingly adjusted for incentive fees on income above the preferred return.

Indebtedness Under a Portfolio Credit Facility May be Affected by Interest Rate Risks, Including Mismatches Between the Interest that is Payable with Respect to Such Indebtedness and Interest Income that is Received on the Related Portfolio Loans

The interest payable with respect to the indebtedness incurred or issued by the Company or a subsidiary (including entities that engage in investment activities in securities or other assets that are primarily controlled by the Company) under any portfolio credit facility (the “Portfolio Credit Facility Debt”) generally is expected initially to be based on the Secured Overnight Financing Rate (“SOFR” or the “Benchmark”). Interest income earned on the Portfolio Loans that collateralize the related portfolio credit facility typically also are based on SOFR or may bear interest at a fixed rate. It is possible that the Benchmark being used to determine interest payable on the Portfolio Credit Facility Debt may rise during periods in which the Benchmark or another index or fixed rate of interest payable on the Portfolio Loans is stable, falling or capped at a lower rate. In addition, the Benchmark may be changed on a hardwired basis without any discretion on the part of the Company to consent thereto or by amendment in which case the Company will have whatever discretion is provided in the underlying documents to grant or withhold its consent thereto (and, with respect to a Portfolio Loan amendment, may not own a sufficient amount of a Portfolio Loan to control any such decision). Moreover, hardwired change or change by amendment may occur in the Benchmark at different times under the Portfolio Loan and under any portfolio credit facility. Under such circumstances it is possible that there may be mismatches between the interest rates payable on the Portfolio Credit Facility Debt and the interest rates payable on the Portfolio Loans collateralizing such Portfolio Credit Facility Debt, as well as timing mismatches based on different reset dates with respect thereto. The Company may enter into interest rate swap transactions to hedge any interest rate or timing mismatch. Such a mismatch could result in less excess spread available as credit support for the portfolio credit facility, less cash available for distribution to the Company and the shareholders thus adversely affecting the returns received thereby and/or the Company not collecting sufficient interest income from the Portfolio Loans to make interest payments then due on the Portfolio Credit Facility Debt which may result in an event of default thereunder.

The Company is Subject to Risks Relating to Subordinated Interests in any Financing Subsidiary

The Company will own all or a majority of the equity interests in any financing subsidiary. The Company will seek advice from its accountants whether or not the Company will be required to consolidate the assets and liabilities of any financing subsidiary in its consolidated financial statements. The Company’s equity interests in a financing subsidiary will be subordinated in priority of payment to such financing subsidiary’s obligations to its debt holders and its service providers. All of these persons have claims superior to the claims of the Company as equity interest holder in any liquidation of such financing subsidiary. If a financing subsidiary has insufficient assets to pay all of its obligations, the Company and the shareholders may suffer losses. In addition, the debt incurred at the financing subsidiary level is required to be included in our calculation of our asset coverage.

The Company is Subject to Risks Relating to Minimum Utilization and Prepayment Penalties under a Portfolio Credit Facility

In order to ensure that they receive an anticipated minimum level of profit in connection with entering into a portfolio credit facility, the lenders thereunder typically require that a borrower pay, in addition to interest and certain one-time fees, a commitment fee on any portion of the maximum commitment that is undrawn, and may require that the borrower pay a make-whole premium – which could be in the form of a one-time payment or ongoing minimum payments – in the event that the advances under the portfolio credit facility are prepaid or not sufficiently drawn, and/or the portfolio credit facility is terminated during a specified non-call period. Under such circumstances, the Company could incur borrowing costs under such portfolio credit facility regardless of the amount of leverage it utilized thereunder. To the extent that the Company is unable to acquire or did not hold sufficient Portfolio Loans meeting the eligibility criteria of the portfolio credit facility to satisfy certain minimum utilization targets under the portfolio credit facility, commitment fees may increase thus reducing the amount that may otherwise be distributable to the shareholders. In addition, there may be insufficient interest or other proceeds relating to such Portfolio Loans subject to such portfolio credit facility to fully cover all costs relating thereto which could result in a payment event of default under such portfolio credit facility, which could have a material adverse effect on the performance of the Company and on the shareholders.

Certain Investment Risks

The Company is Subject to Risks Associated with its Investment Strategy

The success of the Company’s investment activities depends on the Adviser’s ability to identify opportunities for attractive risk-adjusted returns on invested capital, which is dependent in part on the market for available capital for middle market companies. Identification of these opportunities involves uncertainty. No assurance can be given that the Adviser will be able to successfully locate investment opportunities, or if such opportunities are located, that they will be available for allocation to the Company or that, for Portfolio Loans sourced by the Antares Lending Platform, or the Board, when required, will consent to or approve the purchase thereof. In addition, any credit facility is expected to, place restrictions on the Adviser’s ability to cause the Company to buy and/or sell loans as well as the timing for acquiring loans.

Hedging

The Company may, in some circumstances, directly or indirectly, employ hedging techniques in connection with its Portfolio Loans designed to reduce the risks of adverse movements in interest rates, securities prices, currency exchange and other factors (including risks associated with the use of derivative instruments). While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates or other events relating to such hedging transactions may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions.

Terrorist Action, Military Action, Protests, Pandemics and Natural Disasters

There is a risk of terrorist attacks, military actions, other armed conflicts, violent protests, pandemics and/or natural disasters in the United States and elsewhere causing significant loss of life, property damage and/or disruptions in the local or global markets. These events can also lead to, or be a symptom of, economic, political and/or social instability. Economic and diplomatic sanctions may be in place or imposed on certain states or persons. The imposition of sanctions could adversely impact the value and/or liquidity of assets where an obligor is located in or economically tied to a sanctioned country or person. Additionally, sanctions can lead to devaluation of a sanctioned country’s currency and increased market volatility both in the sanctioned country and throughout the world, which could impact obligors and the Company, even if there is no direct relationship with a sanctioned country or person.

Pandemics and natural disasters may have similarly disruptive impacts. The potential impact of such events is unclear, but such events could have a material adverse effect on general economic conditions, the ability of obligors of Portfolio Loans held by the Company to repay such Portfolio Loans, lenders extending credit facilities to the Company, or market liquidity, thereby adversely impacting the operations of the Adviser or the Company and the returns to the shareholders.

General Economic Conditions May Affect the Ability of the Company to Make Distributions to the Shareholders

The ability to effectuate the investment strategy of the Company and to make distributions to the shareholders will depend in part on general economic conditions and the financial health of the Portfolio Loan borrowers. Negative trends or volatility in economic conditions generally or in particular financial and credit markets are likely to increase the number of non-performing Portfolio Loans and decrease the value and collectability of the Portfolio Loans. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the current ongoing conflict between Russia and Ukraine and the escalating conflict in the Middle East, and the rapidly evolving measures in response, could lead to disruption, instability and volatility in the global markets. It is difficult to predict which markets, products, businesses and assets will be affected by particular economic or business conditions (or to what degree the health of particular markets or industries are dependent on monetary policies by central banks, particularly the U.S. Federal Reserve). There is no assurance that conditions in the credit and other financial markets will be or remain stable and will not have deteriorated or in the future deteriorate at any time and there is now and in the future a material possibility that economic activity will be volatile and/or has slowed or slow over the moderate to long term. See “Item 1A. Risk Factors—Risks Relating to Infectious Disease and Pandemics.” A decrease in market value of the Portfolio Loans would also adversely affect the sale proceeds that could be obtained upon the sale of the Portfolio Loans and could result in losses, negatively impact returns to shareholders and ultimately affect the ability of the Company to make distributions to the shareholders.

Obligors are also affected generally by economic slowdowns and recessions. Although signs of economic slowdown are less evident in certain regions around the world as the global growth cycle has reached a mature phase, economists continue to expect near term moderate economic growth due to the limited signals of imminent recession in the United States, continued healthy government spending, and recent progress made on trade. Regardless, geopolitical instability presents a risk for the Company and the Portfolio Loans in which it will invest. Any deterioration of general economic conditions can lead to significant declines in corporate earnings, loan performance, or the ability of obligors to service their loans, any of which could trigger a period of global economic slowdown and have an adverse impact the Company’s performance and financial results, including the value of its portfolio and the collateral securing the Portfolio Loans. Unfavorable economic conditions also could increase the cost of leverage or cause lenders not to extend credit on favorable terms or at all, which could prevent the Company from making investments and have an adverse impact on its performance and financial results.

Negative economic trends would also increase the likelihood that major financial institutions or other entities having a significant impact on the financial and credit markets may suffer a bankruptcy or insolvency, as occurred during the recession in the U.S. economy several years ago. The bankruptcy or insolvency of any such entity may have an adverse effect on the Company and the Common Shares and may trigger future crises in the global credit markets and overall economy, which could have a significant adverse effect on the Company and the Common Shares.

During an economic downturn or recession it is likely that the incidence of amendments, waivers, modifications and restructurings of Portfolio Loans would increase, which may lead to a decrease in the value of such Portfolio Loans that could adversely affect the ability of the Company to make distributions.

The volume of loans that are available for acquisition in the market or available for allocation by the Adviser to the Company may vary from time to time. As a result, opportunities for the Company to acquire such loans may be limited. This is also likely to heighten refinancing risk in respect of maturing Portfolio Loans. In addition, obligors on Portfolio Loans may be more likely to exercise any rights they may have to redeem or refinance such Portfolio Loans when interest rates or spreads are declining, which redemptions or refinancings may occur under circumstances when such Portfolio Loans cannot be replaced by the acquisition of additional Portfolio Loans with similar or better risk and economic characteristics or at all. These additional risks may affect the returns on the Common Shares to shareholders.

The Company is Subject to Risks Relating to General Economic Conditions

Loans are subject to credit and interest rate risks. Credit risk refers to the likelihood that an obligor will default in the payment of principal or interest on a loan. Financial strength and solvency of an obligor are the primary factors influencing credit risk. In addition, lack or inadequacy of collateral or credit enhancement for a loan may affect its credit risk. Credit risk may change over the life of a loan and loans that are rated by rating agencies are often reviewed and may be subject to downgrade. Interest rate risk refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a loan indirectly (especially in the case of fixed rate obligations) or directly (especially in the case of loans whose rates are adjustable). In general, in a period of declining interest rates, it is expected that certain obligations to be paid off by the obligor more quickly than originally anticipated, and the Company would have to invest the proceeds in investments with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, the Company would expect reinvestment of the prepayment proceeds by the Company to generally be at lower rates of return than the return on the investments that were prepaid.

Conversely, rising interest rates will negatively impact the price of a fixed rate loan and falling interest rates will have a positive effect on price. Adjustable rate loans also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in loans with uncertain payment or prepayment schedules.

The Company is Subject to Risks Relating to Developments in the Leveraged Loan Market

The global economy has been affected for a number of years by the crisis in the credit markets initially caused by problems in the U.S. subprime residential mortgage loan market and, in the United States, a slow recovery thereafter. The global economy is still being negatively affected by, among other things, certain national deficits and sovereign debt levels incurred before or during the credit crisis. Among the sectors of the global credit markets that experienced particular difficulty during the credit crisis were the collateralized debt obligations and leveraged finance markets. There is no assurance that such markets may not experience similar difficulties in the future. There continues to exist significant risks for the Company and shareholders as a result of uncertain or volatile economic conditions. These risks include, among others, (i) the likelihood that it may be more difficult to sell any of the Company’s assets in the secondary market, thus rendering it more difficult to dispose of such assets, (ii) the possibility that the price at which the Company’s assets can be sold by the Company will have deteriorated from their effective purchase price, (iii) the illiquidity of the Common Shares, as there is currently little or no secondary trading in equity securities issued in connection with entities such as the Company and none is expected to develop, and (iv) the possibility of a recession or other economic downturn affecting obligors. All of these risks may affect the returns on the Common Shares to shareholders and the ability of shareholders to realize their returns. The Company’s assets will primarily consist of Portfolio Loans to middle market companies that may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. See “Item 1A. Risk Factors—Risks Relating to Portfolio Loans—Non-Investment Grade Loans to Middle Market Companies Involve Particular Risks” in the Company’s Form 10. The volume of leveraged loans that are available for acquisition by the Company may vary from time to time. As a result, opportunities for the Company to acquire such assets may be limited. This is also likely to heighten refinancing risk in respect of maturing loans. In addition, obligors on loans may be more likely to exercise any rights they may have to redeem or refinance such loans when interest rates or spreads are declining. These additional risks may affect the returns on the Common Shares to shareholders and could further slow, delay or reverse an economic recovery and cause a further deterioration in loan performance generally.

Future crises may have a negative impact on the economic conditions in the affected jurisdictions. Any slowdown in growth or commencement of a recession in such economies as a result thereof has had and in the future is expected to have an adverse effect on the ability of consumers and businesses to repay or refinance their existing debt. Adverse macroeconomic conditions may adversely affect the rating, performance and the realization value of the loans. It is possible that the loans will experience higher default rates than anticipated and that performance will suffer.

As a result of the credit crisis, some leading global financial institutions were forced into mergers with other financial institutions, have been partially or fully nationalized or became bankrupt or insolvent. The bankruptcy or insolvency of a major financial institution may have an adverse effect on the Company, particularly if such financial institution is the administrative agent of one or more Portfolio Loans, a seller of a participation interest therein, or is the agent or lender under a credit facility financing to the Company. In addition, the bankruptcy, insolvency or financial distress of one or more additional financial institutions, or one or more sovereigns, may trigger additional crises in the global credit markets and overall economy which could have a significant adverse effect on Company assets and the Common Shares.

Although the leveraged finance and CLO markets have made significant recoveries from the adverse impact of the recent credit crisis, there can be no assurance that the leveraged finance and CLO markets will not be adversely impacted by future economic downturns or market volatility.

The Company is Subject to Risks Relating to Competition and Availability of Suitable Investments

In recent years there has been a marked increase in the number of, and flow of capital into, investment vehicles established in order to implement investment strategies in leveraged loans including BDCs, leveraged loan finance companies, CLO vehicles and private funds and separately managed accounts similar to the Company. While the precise effect cannot be determined, such increase may result in greater competition for investment opportunities, which may result in a decrease in the number of opportunities that the Adviser is able to pursue on behalf of the Company, or in increased price volatility with respect to such opportunities. Prospective investors should understand that the Company will compete with other investment vehicles, as well as institutional investors and commercial banking firms that have substantially greater resources, in terms of financial wherewithal and research staffs, than may be available to the Company. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Company. As a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Adviser can offer no assurance that it will be able to identify and make investments that are consistent with the investment objective of the Company.

In some cases, the Adviser’s Parent Companies invest in Portfolio Loans that are suitable for the Company. Such Parent Companies could invest indirectly alongside the Company and other clients of the Adviser or the Adviser’s affiliates through their interest in the Platform Balance Sheet Client or could seek to invest either in concert with, or independently of, the Company and other clients of the Adviser or the Adviser’s affiliates. In cases where the Parent Companies pursue an opportunity independently, the Company could, but will not necessarily, also pursue such opportunity.

The Company May Operate in a Period of Capital Markets Disruption, Significant Volatility and Economic Uncertainty

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular, as well as increasing volatility and illiquidity in the markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets may result in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Company and affecting the potential for liquidity events involving such investments or Portfolio Companies. During periods of market disruption, Portfolio Companies may be more likely to seek to draw on unfunded commitments the Company has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Company’s investment valuations.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine and the conflict in the Middle East, including international sanctions, the potential impact on inflation and increased disruption to supply chains and a potential global recession may impact Portfolio Companies. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.

A prolonged period of market illiquidity may cause the Company to reduce the volume of loans and debt securities originated and/or fund and adversely affect the value of the Company’s portfolio investments, which could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company is Subject to Inflation Risks

Certain of our Portfolio Companies may be impacted by inflation. If such Portfolio Companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our Portfolio Companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The Company is Subject to Risks Relating to the Russia-Ukraine Conflict

Russia launched a large-scale invasion of Ukraine on February 24, 2022 and, in response, the United States and other governments have imposed economic sanctions on certain Russian individuals, including Russian government officials and other government-linked individuals, and Russian corporate entities and financial institutions, and banned certain Russian financial institutions from global payments systems that facilitate cross-border payments and have taken other economic and political measures. It is possible that such governments could institute broader sanctions or other economic and political measures on Russia, which could result in the immediate freeze of Russian securities and/or funds invested in prohibited assets and/or other consequences. The extent and duration of the military action, the possibility of the conflict expanding beyond Ukraine and Russia, and resulting sanctions and other economic and political measures and future market disruptions in the region and worldwide are impossible to predict, but could be significant and have a severe adverse effect on the region and collateral effects globally, including significant negative impacts on the global economy and the markets for certain securities and commodities, such as oil and natural gas, as well as other sectors. Such effects and impacts could have a material adverse effect on the Company and its investments.

The Company is Subject to Risks Relating to Infectious Disease and Pandemics

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Adviser, their respective affiliates and Portfolio Companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a Portfolio Company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a Portfolio Company’s business which may adversely affect the ability of a Portfolio Company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a Portfolio Company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments.

If a future pandemic occurs (including a recurrence of COVID-19) during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments.

Changes in the Leveraged Finance and Fixed Income Markets May Affect Shareholders

In recent years, the leveraged finance and fixed income markets have at times contributed to a severe liquidity crisis in the global credit markets. There have also been at times substantial fluctuations in prices for leveraged loans and limited liquidity for such loans. No assurance can be made that the conditions giving rise to such price fluctuations and limited liquidity will not continue or become more acute in the future. During periods of limited liquidity and higher price volatility, the ability of the Company to acquire or dispose of Portfolio Loans at a price and time that the Adviser deems advantageous may be severely impaired. As a result, in periods of rising market prices, the Company may be unable to participate in price increases fully to the extent that it is unable to acquire desired positions quickly and its inability to dispose fully and promptly of positions in declining markets may cause its net asset value to decline and may exacerbate losses suffered thereby when Portfolio Loans are sold. Furthermore, significant additional liquidity-related risks may exist for the Company and the shareholders including, among others, (i) the possibility that the prices at which Portfolio Loans can be sold by the Company will have deteriorated from their effective purchase price, and (ii) the possibility that opportunities for the Company to sell its assets in the secondary market may be impaired or restricted by a portfolio credit facility. These additional risks may result in losses, negatively affect the returns on the Common Shares or otherwise adversely affect shareholders.

Regardless of current or future market conditions, certain Portfolio Loans purchased by the Company will have only a limited trading market (or none). The Company’s investment in illiquid Portfolio Loans may restrict its ability to dispose of Portfolio Loans in a timely fashion and for a fair price, as well as their ability to take advantage of market opportunities. While liquidity in loans to middle market companies has increased in recent years, loans to middle market companies similar to the loans that the Company intends to acquire are less liquid than broadly syndicated loans and certain of such middle market loans that may be acquired by the Company are less liquid than more traditional senior secured loans to middle market companies. Illiquid Portfolio Loans may trade at a discount from comparable, more liquid loans or other investments. See “Item 1A. Risk Factors—Risks Relating to Portfolio Loans—Non-Investment Grade Loans to Middle Market Companies Involve Particular Risks” for a further description of the illiquidity of non-investment grade loans to middle market companies.

In addition, adverse developments in the primary market for loans to middle market companies, unitranche loans and/or leveraged loans in general may reduce opportunities for the Company to acquire loans that would qualify as Portfolio Loans. The ability of private equity sponsors and leveraged loan arrangers to effectuate new leveraged buy-outs and the ability of the Company to acquire such loans may be partially or significantly limited depending on market and regulatory conditions. Furthermore, possible changes in the tax laws of the United States could result in private equity sponsors and obligors electing to reduce leveraged loans as part of their Portfolio Companies’ capital structure and to obtain more of their funding in the form of equity which may reduce the amount of Portfolio Loans available for acquisition by the Company. The impact of any such changes affecting the leveraged loan market or another liquidity crisis on the global credit markets may adversely affect the management flexibility of the Adviser in relation to the portfolio and, ultimately, the returns on the Common Shares to shareholders.

It is Anticipated that All or Most of the Portfolio Loans will be Sourced by Adviser Parties

Except to the extent otherwise permitted by the Company’s investment criteria, since it is anticipated that all or most of the Portfolio Loans will be sourced through the Antares Lending Platform, the Company will be relying on the performance of the loan origination business of the Antares Lending Platform and the relevant Adviser Parties in general for both the types of Portfolio Loans and the quality of such Portfolio Loans, and for other related services including, without limitation, access to market deal flow, credit diligence and portfolio administration, accounting, tax, human resources, information technology and legal/compliance support. Therefore, a decline in the business and other business activity of the Antares Lending Platform could have adverse consequences for the Company and the shareholders. There can be no assurance that the Antares Lending Platform will source loans of equal or better quality than those sourced by them in the past. If the Antares Lending Platform suffers from a decline in business, or loosens its credit standards, the loans sourced thereby may suffer in credit quality. In order to maintain levels of business activity and/or profitability, the Antares Lending Platform may make concessions to obligors on loans. In addition, there is no assurance that the Antares Lending Platform will continue to source loans that fit the Company’s investment strategy or originate them in the same volume. Under such circumstances the size or performance of the Company’s portfolio could be expected to be adversely affected.

Significant conflicts of interest will arise from the Company acquiring all or most of the Portfolio Loans in this manner. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

Certain Portfolio Loans Could be Based on Recurring Revenues and Not Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

Certain of the Portfolio Loans could be in large part underwritten based on projections and assumptions related to the growth or increase in services, adoption or entry into new markets and an assumed growth in recurring revenue, as well as assumptions related to spending to support such growth. The obligors of these Portfolio Loans may have low or negative EBITDA. If the projections and assumptions made with respect to the growth of any such obligor’s revenues or expenditures are inconsistent with such obligor’s actual performance, such Portfolio Loans may be subject to greater risks than Portfolio Loans for which the obligor has higher EBITDA.

Ratings and/or Credit Estimates are Not a Guarantee of Quality

Credit ratings and/or credit estimates of assets represent the rating agencies’ opinions regarding their credit quality and are not a guarantee of quality or performance. A credit rating or a credit estimate is not a recommendation to buy, sell or hold assets and may be subject to revision or withdrawal at any time by the assigning rating agency. If a credit rating or credit estimate assigned to any Portfolio Loan is lowered for any reason, no party is obligated to provide any additional support or credit enhancement with respect to such Portfolio Loan. Rating agencies attempt to evaluate the relative future creditworthiness of an obligation and do not address other risks, including, but not limited to, the likelihood of principal prepayments (both voluntary and involuntary), liquidity risk, market value or price volatility; therefore, credit ratings or credit estimates do not fully reflect the true risks of an investment in the related asset. Also, rating agencies may fail to make timely changes in credit ratings in response to subsequent events, so that an obligor’s current financial condition may be better or worse than a rating indicates. Further, rating agencies may change credit rating or credit estimate methodologies. Consequently, credit ratings or credit estimates of any Portfolio Loan should be used only as a preliminary indicator of perceived investment quality and should not be considered a reliable indicator of actual investment quality. Credit ratings or credit estimates of Portfolio Loans included in the Company’s direct or indirect portfolio or of other loans similar to the Portfolio Loans may be subject to significant or severe adjustments downward. Credit rating or credit estimate reductions or withdrawals may occur for any number of reasons and may affect numerous assets at a single time or within a short period of time, which may have material adverse effects upon the Company’s investments in Portfolio Loans.

Loans to middle market companies generally will not have a public rating, although some loans may have private ratings and/or credit estimates assigned by, or obtained pursuant to the methodology of, a nationally recognized statistical rating agency. A credit estimate is not identical to a credit rating, and may be assigned using a more limited analysis, based on public information or information supplied by the party requesting the credit estimate. Disclosure of private ratings and/or credit estimates, if any are available, is restricted and any such ratings or estimates are not expected to be disclosed to the Company.

The Company is Subject to Risks Relating to the Impact of Uninvested Cash Balances

To the extent the Adviser on behalf of the Company maintains cash balances (such as cash balances to fund revolving loans) or reserves or holds such amounts in temporary investments instead of investing in higher yielding Portfolio Loans or paying down related credit facilities incurred directly or indirectly thereby with respect to the Portfolio Loans, portfolio income will be reduced which will result in reduced amounts available to the Company for its return on investment. In addition, temporary investments could also suffer losses. The extent to which the cash balances of the Company remain uninvested in Portfolio Loans will be subject to a variety of factors, including among others future market conditions, and is difficult to predict.

The Composition and Characteristics of the Portfolio Loans will Change over Time

The characteristics of the Portfolio Loans held by the Company will change as a result of the acquisitions and sales of Portfolio Loans by the Company. The characteristics of the Portfolio Loans will also change over time as a result of scheduled amortization, prepayments, the amount of draws, repayments and termination of revolving Portfolio Loans, extensions, waivers, modifications, restructuring, work-outs, delinquencies and defaults on Portfolio Loans. There can be no assurance that the portfolio of Portfolio Loans directly or indirectly owned by the Company will have any particular characteristics at any time and the decision to buy Portfolio Loans or to sell Portfolio Loans will have a significant impact on those characteristics.

Trade negotiations and related government actions may create regulatory uncertainty for our Portfolio Companies and our investment strategies and adversely affect the profitability of our Portfolio Companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S. on numerous countries. Such tariffs could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future Portfolio Companies and adversely affect the revenues and profitability of Portfolio Companies whose businesses rely on goods imported from countries subject to the tariffs. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future Portfolio Companies. In addition, such tariffs could slow the global economy, and, while such tariffs may be adjusted downward or removed, the adjustment or removal of tariffs may or may not yield the intended results.

Risks Relating to Portfolio Loans

Non-Investment Grade Loans to Middle Market Companies Involve Particular Risks

The Portfolio Loans will consist primarily of non-investment grade loans to middle market companies or participation interests therein, which are subject to liquidity, market value, credit, repricing, default, recovery, interest rate, reinvestment and other risks. The Portfolio Loans are generally considered to be subject to greater risks than investment grade corporate obligations and will be less liquid than both investment grade corporate obligations and broadly syndicated loans. These risks could be exacerbated to the extent that the portfolio is concentrated in one or more particular types of Portfolio Loans. There can be no assurance that the Adviser will correctly evaluate the nature and magnitude of the various factors that could affect the value and returns of the Portfolio Loans or will be able to acquire on behalf of the Portfolio Loans that will generate sufficient returns to meet the Company’s or the shareholders’ expectations.

Prices of the Portfolio Loans may be volatile, and will generally fluctuate due to a variety of factors that are inherently difficult to predict, including but not limited to changes in interest rates, prevailing credit spreads, general economic conditions, financial market conditions, domestic and international economic or political events, developments or trends in any particular industry, and the financial condition of the obligors of the Portfolio Loans. In particular, the market for non-investment grade loans has experienced periods of volatility in the supply and demand for such loans, resulting in fluctuations and changes in, among other things, spreads, interest rate floors, purchase discounts, leverage, covenants, structure, and other terms. Additionally, loans and participation interests in loans generally have significant liquidity and market value risks because they are not generally traded in organized exchange markets but are traded by banks and other institutional investors in privately negotiated transactions. Because loans are privately syndicated and loan agreements are privately negotiated and customized, loans are not purchased or sold as easily as publicly traded securities. In addition, historically the trading volume in the loan market, especially in the middle market, has been small relative to both the high-yield debt securities market and the broadly syndicated loan market. As a result, the Portfolio Loans will be subject to greater risks than broadly syndicated loans issued by larger companies.

All or a significant majority of the Portfolio Loans are expected to consist of loans to middle market companies. Although middle market loans share many of the same characteristics as more broadly syndicated loans, including a senior secured position in the obligor’s capital structure and floating rate interest payments, loans to middle market companies tend to be less widely held and are not often publicly rated. Loans to middle market companies may have default rates or recovery rates that differ (and may be better or worse) than has been the case for broadly syndicated loans or investment grade corporate obligations. As a result, the Portfolio Loans will be subject to greater risks than broadly syndicated loans entered into by larger companies.

Because a more limited number of investors invest in loans to middle market companies, the trading volume for such loans is relatively illiquid as compared to that of broadly syndicated loans. In addition, investors who invest in middle market loans typically invest in unitranche loans in middle market companies, the trading volume of which is likely to be relatively illiquid as compared to that of more traditional senior secured loans to middle market companies. In addition, the trading market for Portfolio Loans that are revolving loans is substantially less liquid than that for term loans since certain loan market investors are not permitted to, or prefer not to, invest in revolving loans. Furthermore, there are typically restrictions on transfers of Portfolio Loans under the related loan facility documents and, if the Portfolio Loan is a participation interest, there may be additional restrictions on transfer under the related participation agreement. The illiquidity of the Portfolio Loans may restrict the ability of the Company (or the Adviser on its behalf) to dispose of such Portfolio Loans in a timely fashion and for a fair price as well as its ability to take advantage of market opportunities.

A non-investment grade middle market loan or participation interest therein is generally considered speculative in nature and may experience defaults for a variety of reasons. A middle market loan may become subject to either substantial workout negotiations or a restructuring, which may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of principal, deferral of payment, payments-in-kind of interest, and a substantial change in the terms, conditions and covenants with respect to such loan. In addition, such negotiations or restructuring may be quite extensive, protracted and costly over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on such loan. The liquidity of a loan in default will be limited, and to the extent that a defaulted loan is sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. There can be no assurance as to the levels of defaults and/or recoveries that may be experienced on the Portfolio Loans and an increase in default levels or a decrease in recoveries would be expected to adversely affect the returns of the Company in respect of the Portfolio Loans.

Non-investment grade loans to middle market businesses may carry more inherent risks than non-investment grade loans to larger, publicly traded entities. For example, middle market borrowers generally are not publicly traded entities and have significantly less publicly available information about them compared to publicly traded entities. These middle market companies generally have more limited access to capital and higher financing costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from their respective private equity sponsors, public capital markets or from traditional sources, such as commercial banks. Non-investment grade and middle market borrowers may be highly leveraged, which may cause them to be more likely to be unable to meet their obligations in an economic downturn, a period of rising interest rates, a contraction of the leveraged loan market or a period of fluctuating exchange rates (in respect of those obligors located outside of the United States). Middle market businesses typically have narrower product lines and smaller market shares than large businesses. Therefore, they tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Middle market businesses may have more difficulties implementing enterprise resource plans and may face greater challenges integrating acquisitions than large businesses. These businesses may also experience substantial variations in operating results. Typically, the success of a middle market company also depends on the management talents and efforts of one or two individuals or a small group of individuals. The death, disability or resignation of one or more of these individuals could have a material adverse impact on such middle market company and its ability to repay its obligations. A deterioration in a middle market obligor’s financial condition and prospects may cause it to fail to satisfy net income, cash flow and other coverage tests typically imposed by lenders and may be accompanied by deterioration in the collateral securing the Portfolio Loan. Such deterioration may impair the ability of such obligor to obtain refinancing, force it to seek to have its Portfolio Loan restructured or result in a defaulted Portfolio Loan.

In addition, middle market businesses often need substantial additional capital to expand or compete and will often have borrowed money from other lenders and may need additional capital to survive any economic downturns. Accordingly, loans made to middle market companies involve higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources. In addition, while a private equity sponsor often will provide additional capital to support their middle market Portfolio Companies in times of distress, such practice may not continue or may continue to a lesser extent. Default levels or the amount or timing of recoveries that may be experienced on the Portfolio Loans are uncertain. Any event of default and acceleration of a loan or decrease in recoveries or delay in receipt of recoveries would be expected to adversely affect the returns of the Company in respect of the Portfolio Loans.

Investing in Term Loans, Delayed Draw Term Loans or Revolvers Involves Certain Risks

The Company may invest in a variety of different types of debt, including but not limited to term loans, delayed draw term loans and/or revolving loans. A term loan is a loan that has a specified repayment schedule. A delayed draw term loan is a loan that typically permits the borrower to withdraw predetermined portions of the total amount borrowed at certain times. A revolving credit facility differs from a delayed draw term loan in that as the borrower repays the loan, an amount equal to the repayment may be borrowed again during the term of the revolving credit facility. Delayed draw term loans and revolving credit facilities usually provide for floating or variable rates of interest. If the Company enters into or acquires a commitment with a borrower regarding a delayed draw term loan or a revolver, the Company will be obligated on one or more dates in the future to lend the borrower monies (up to an aggregate stated amount) if called upon to do so by the borrower. These commitments may have the effect of requiring the Company to increase its investment in a borrower at a time when it might not otherwise decide to do so (including at a time when the company’s financial condition makes it unlikely that such amounts will be repaid). Delayed draw term loans and revolvers may be subject to restrictions on transfer, and only limited opportunities may exist to resell such instruments. As a result, the Company may be unable to sell such investments at an opportune time or may have to resell them at less than fair market value.

Loan Prepayments May Affect the Ability of the Adviser to Invest Available Funds in Appropriate Portfolio Loans

Loans are generally prepayable in whole or in part at any time at the option of the obligor thereof at par plus accrued unpaid interest thereon. Prepayments on loans may be caused by a variety of factors which are often difficult to predict. Consequently, there exists a risk that Portfolio Loans purchased at a price greater than par may experience a capital loss as a result of such a prepayment. In addition, certain Portfolio Loans may include excess cash flow capture and other mandatory prepayment provisions, which may accelerate the amortization of the applicable Portfolio Loan. Any inability of the Adviser (if it is permitted to reinvest such funds on behalf of the Company) to reinvest payments or other proceeds in Portfolio Loans with comparable interest rates may adversely affect the returns of the Company in respect of the Portfolio Loans. There is no assurance that the Adviser will be able to reinvest proceeds in Portfolio Loans with comparable interest rates or as to the length of any delays before such investments are made.

The rate of prepayments, amortization and defaults may be influenced by various factors including, among other things: (i) changes in obligor performance and requirements for capital; (ii) the level of interest rates and the shape of the yield curve; (iii) lack of credit being extended and/or the tightening of credit underwriting standards in the commercial lending industry and supply and demand economics in capital markets; and (iv) the overall economic environment.

The Adviser cannot predict the actual rate of prepayments, accelerated amortization or defaults which will be experienced with respect to the Portfolio Loans.

Lender Liability Considerations and Equitable Subordination can Affect the Company’s Rights with Respect to Portfolio Loans

A number of judicial decisions in the United States have upheld judgments of obligors against lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing owed to the obligor or has assumed an excessive degree of control over the obligor resulting in the creation of a fiduciary duty owed to the obligor or its other creditors or shareholders. Because of the nature of the portfolio of Portfolio Loans, the Company could become directly or indirectly subject to allegations of lender liability individually or as part of a group of lenders and could also be liable for pro rata liabilities of the agent or lead lender.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a holder of debt (i) intentionally takes an action that results in the undercapitalization of an obligor to the detriment of other creditors of such obligor, (ii) engages in other inequitable conduct to the detriment of such other credits, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors, or (iv) uses its influence as a stockholder to dominate or control an obligor to the detriment of other creditors of such obligor, a court can elect to subordinate the claim of the offending holder of debt to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination”. Because of the nature of the portfolio of Portfolio Loans held by the Company, the portfolio of Portfolio Loans could be subject to claims of equitable subordination.

Moreover, because the Company and affiliates of, or persons related to, the Adviser and its affiliates could hold an equity investment or other interests in Portfolio Companies to which the Company has made a Portfolio Loan, generally will act as the loan agent with respect to the related loan facility, could be registered title owner and seller of a participation interest in such loan investment and/or generally will hold related loans and/or equity investments, the Company could be exposed to claims for equitable subordination or lender liability or both based on such equity investment or other holdings or activities of the Adviser and its affiliates.

The preceding discussion is based upon principles of United States federal and state laws. As to Portfolio Loans that are obligations of non-United States obligors, the laws of certain foreign jurisdictions could impose liability upon lenders under factual circumstances similar to those described above, with consequences that could, but will not necessarily be, analogous to those described above.

Balloon Loans Present Refinancing Risk

The Portfolio Loans will include loans to middle market companies or participation interests therein that are balloon loans. Balloon loans involve a greater degree of risk than other types of loans because they are structured to allow for small principal payments over the term of the loan, requiring the obligor to make a large final (balloon) payment upon the maturity of the loan. The ability of such obligor to make this final payment upon the maturity of the loan typically depends upon its ability either to refinance the loan prior to maturity or to generate sufficient cash flow to repay the loan at maturity. The ability of any obligor to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to such obligor or at all, the financial condition of such obligor, the marketability of the collateral (if any) securing such loan, the operating history of the related business, tax laws and the prevailing general economic conditions. Given their relative size and limited resources and access to capital, some obligors may have difficulty in repaying or refinancing their balloon loans on a timely basis or at all. Consequently, such obligors of Portfolio Loans that are balloon loans may not have the ability to repay such Portfolio Loans at maturity, and under such circumstances the Company could lose all or most of the principal of such Portfolio Loans.

The Company will Have Limited Consent and Control Rights with Respect to the Loan Facilities of Which the Portfolio Loans Are a Part

As a lender in a loan facility that has multiple lenders, the Company will have limited consent and control rights, and such rights may not be effective in view of the expected proportion of such obligations held thereby as compared to the other lenders. In all instances, the Company will own less than a majority of the related loan(s) of which the Portfolio Loans are a part and will not control decision making by the required lenders under the related credit facility documents except to the extent that such documents require the consent of all lenders. If the consent of all lenders is required to a modification, most credit facility documents provide that the loan of any lender failing to so consent may be redeemed by the obligor or purchased by an existing or new lender, in either such case at par together with accrued interest. If the Company is a non-consenting lender, the related Portfolio Loan may be sold under such circumstances and there can be no assurance that the Adviser will be permitted or able to redeploy any sale or redemption proceeds received in connection therewith in Portfolio Loans having the same or a better yield or average life as any such Portfolio Loan so prepaid or sold, or at all, which may adversely affect the Company’s expected return. To the extent that the Antares Lending Platform, any joint venture in which the Antares Lending Platform participates or any other person owns portions of such loans or Antares Lending Platform is interested in maintaining a performing loan as part of the Adviser Parties' Direct Holdings and good business relations with the related obligor and its sponsor (as opposed to having a competitor in the loan market provide the desire loan to the obligor), they may act in their own interests in connection therewith without considering the interests of the Company. See “Item 1A. Risk Factors—Risks Relating to Portfolio Loans—The Company is Subject to Risks Related to Repricing” and “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

Except as otherwise expressly provided herein and in any portfolio credit facility, as applicable, the Adviser will direct the exercise and enforcement, or direct the Company to refrain from exercising and enforcing, any or all of its rights and remedies in connection with the Portfolio Loans or any related loan documents and will direct consents or rejections of amendments or waivers of the terms of any Portfolio Loan and related loan documents and any workouts or restructuring in accordance with the Adviser’s investment management practices and the Company will not otherwise have any right to compel the Adviser to take or refrain from taking any actions. The Adviser will be subject to certain conflicts of interest, as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

Agency Provisions with Respect to the Portfolio Loans Could Impair Enforcement Actions Against the Collateral Securing the Portfolio Loans and Expose the Company to Losses on the Portfolio Loans; The Company Might Not Have the Ability to Control Decisions with Respect to Portfolio Loans.

The Portfolio Loans are expected to consist primarily of agented loans. Under the loan documents with respect to agented loans, a financial institution or other entity may be designated as the administrative agent, loan agent and/or collateral agent or a person acting in a similar capacity. Under these arrangements, the obligor typically grants a lien to the collateral agent on behalf of the lenders and the obligor makes payments to the administrative agents, which distributes obligor payments to the related lenders including the Company. Such administrative agent may also collect advances made by the lenders and pays them over to the obligor in connection with the closing of the related Portfolio Loan and thereafter with respect to advances on revolving loans and delayed draw loans. Such administrative agents typically receive such payments into and distribute them from a commingled account. Certain decisions with respect to the related Portfolio Loan may be made by the administrative agent on behalf of the lenders under the related loan documents. An Adviser Party is expected to be the administrative agent with respect to most or all of the Portfolio Loans, subject to the terms of the related loan documents, which gives rise to certain conflicts of interest.

Risks related to agented loans include the possibility that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by the related lenders such as the Company, including attempts to realize upon the collateral securing the Portfolio Loan and/or directing the applicable agent to take actions against the related obligor or the collateral securing a Portfolio Loan and taking actions to realize on proceeds or payments made by obligor that are in the possession or control of such agent. In addition, agented Portfolio Loans typically allow for agents to resign with certain advance notice. Such Portfolio Loans may not, however, contain provisions for the lenders to remove agents thereunder. Therefore, under circumstances where removal of an agent would be in the best interests of the lenders (including the Company), the applicable loan documents would have to be amended by the lenders holding the requisite amount of the associated indebtedness with the agreement of one or more agents (which may not be forthcoming) to remove an agent thereunder. Further, if an agented loan is a revolving loan or a delayed draw loan, there is the possibility of other lenders failing to satisfy their funding commitment, which could result in a dispute. Any such actions could expose the Company to losses with respect to the related Portfolio Loan.

The Company is Subject to Risks Related to Fraud or Misrepresentation in the Investment Process

The Company is subject to risks related to fraud or misrepresentation in the investment process. Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, the Company’s ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. The Company, as well as subsidiaries through which the Company may obtain indirect leveraged exposure to the underlying obligors or issuers of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.

The Company is Subject to Risks Relating to Liability Management Transactions

Recent developments in liability management transactions by borrowers may increase in prevalence. Such techniques include, without limitation, borrowers (and sometimes a subset of existing creditors) taking advantage of flexibility provided in underlying loan documentation and limited lender protections, and borrowers seeking to raise priming debt or structurally senior debt secured by all or a portion of the existing collateral whether through up-tier cashless debt exchanges or through asset drop-down transactions while subordinating existing creditors to a subset of participating creditors. In such transactions, the existing debt of the subset of participating creditors may be exchanged at a higher exchange rate than the debt of the non-participating creditors, resulting in the participating creditors realizing increased recovery prospects which are greater than, and at the expense of, the remaining existing creditors. To the extent the Company acquires a Portfolio Loan and subsequently is unable to participate in an up-tier cashless loan exchange, an asset drop-down transaction or another form of a liability management transaction, it may not realize the same recovery prospects on such Portfolio Loan as the participating lenders in such transactions.

The Company is Subject to Collateral Risk

The collateral and security arrangements in relation to such secured obligations as the Company may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements that may restrict the giving of collateral or security by an obligor, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If the Portfolio Loans do not benefit from the expected collateral or security arrangements, this may adversely affect the value of or, in the event of default, the recovery of principal or interest from such Portfolio Loans held by the Company. Accordingly, any such a failure to properly create or perfect collateral and security interests attaching to the Portfolio Loans could have a material adverse effect on the performance of the Company, and, by extension, the Company’s financial condition, results of operations and the value of the Common Shares. A component of the Adviser’s analysis of the desirability of acquiring a given Portfolio Loan relates to the estimated residual or recovery value of such investments in the event of the insolvency of the obligor. This residual or recovery value will be driven primarily by the value of the anticipated future cash flows of the obligor’s business and by the value of any underlying assets constituting the collateral for such Portfolio Loan. The anticipated future cash flows of the obligor’s business and the value of collateral can, however, be extremely difficult to predict as in certain circumstances market quotations and third party pricing information may not be available. If the recovery value of the collateral associated with the Portfolio Loans held by the Company decreases or is materially worse than expected by the Adviser, such a decrease or deficiency may affect the value of the Portfolio Loans held by the Company. Accordingly, there may be a material adverse effect on the performance of the Company, and, by extension, the Company’s financial condition, results of operations and the value of the Common Shares.

Investing in “Covenant-Lite” Loans Involves Certain Risks

Certain of the Portfolio Loans may be “covenant-lite loans,” which contain limited, if any, financial covenants. Generally, covenant-lite loans either do not require the obligor to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the obligor to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans than is the case with loans that have such requirements and restrictions. As a result of the ownership of covenant-lite loans, the Company’s exposure to losses may be increased, which could result in an adverse impact on the returns of the Company in respect of the Portfolio Loans.

Investing in Senior Secured Loans Subordinated in Right of Payment Involves Certain Risks

The Company may invest in second lien loans, each of which will be secured by a pledge of collateral, but which is subordinated (with respect to liquidation preferences with respect to pledged collateral) to other secured obligations of the obligors secured by all or a portion of the collateral securing such second lien loan. Second lien loans are typically subject to intercreditor arrangements, the provisions of which can prohibit or restrict the ability of the holder of a second lien loan to (i) exercise remedies against the collateral with respect to their second liens; (ii) challenge any exercise of remedies against the collateral by the first lien lenders with respect to their first liens; (iii) challenge the enforceability or priority of the first liens on the collateral; and (iv) exercise certain other secured creditor rights, both before and during a bankruptcy of the obligor. In addition, during a bankruptcy of the obligor, the holder of a second lien loan might not be required to give advance consent to (a) any use of cash collateral approved by the first lien creditors; (b) sales of collateral approved by the first lien lenders and the bankruptcy court, so long as the second liens continue to attach to the sale proceeds; and (c) debtor-in-possession financings.

A portion of the Portfolio Loans may consist of first-lien last-out loans (including, without limitation, the “last out” portion of unitranche loans). A first-lien last-out loan is a loan that may be fully subordinated in right of payment or application of proceeds (other than permitted interest and principal payments) to the related senior secured loans of the same obligor until related senior secured loans are paid in full.

A portion of the Portfolio Loans may consist of senior secured loans that have a first lien on the related obligor’s assets and where the related obligor has a super-priority revolving or term loan facility that will, in a default scenario, be paid prior to such Portfolio Loan. For such Portfolio Loans, if the super-priority revolving or term loan facility provides significant leverage to the obligor, then the risks relating to the Company’s lien on the obligor’s assets may be similar to the risks relating to second lien loans. In such cases, the creditors holding the super-priority revolving or term loan facility will have a senior priority over Portfolio Loans with respect to the related obligor’s assets. To the extent that the Antares Lending Platform, any joint venture in which the Antares Lending Platform participates or any other person owns portions of such super-priority loans, they may act in their own interests in connection therewith without considering the interests of the Company.

Liens Arising by Operation of Law may Take Priority over the Company’s Liens on an Obligor’s Underlying Collateral and Impair the Company’s Recovery on a Portfolio Loan in the Event of a Default or Foreclosure on that Portfolio Loan

Federal or state law may grant liens on the collateral (if any) securing a Portfolio Loan that have priority over the lien for the benefit of the lenders on such collateral. An example of a lien arising under federal or state law is a tax or other government lien on property of an obligor. A tax lien may have priority over the lien for the benefit of the lenders on such collateral. To the extent a lien having priority over the lien for the benefit of the lenders exists with respect to the collateral related to any Portfolio Loan, the lien for the benefit of the lenders on the collateral will be subordinate to such lien. If the creditor holding such lien exercises its remedies, it is possible that, after such creditor is repaid, sufficient cash proceeds from the underlying collateral will not be available to pay the outstanding principal amount of such Portfolio Loan.

Insolvency Considerations with Respect to Obligors of Portfolio Loans May Affect the Company’s Rights

Various laws enacted for the protection of creditors may apply to the Portfolio Loans. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of an obligor of a Portfolio Loan, such as a trustee in bankruptcy, were to find that the obligor did not receive fair consideration or reasonably equivalent value for incurring the indebtedness constituting such Portfolio Loan and, after giving effect to such indebtedness, the obligor (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such obligor constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate, in whole or in part, such indebtedness as a fraudulent conveyance, to subordinate such indebtedness to existing or future creditors of the obligor or to recover amounts previously paid by the obligor in satisfaction of such indebtedness. The measure of insolvency for purposes of the foregoing will vary. Generally, an obligor would be considered insolvent at a particular time if the sum of its debts were then greater than all of its property at a fair valuation or if the present fair saleable value of its assets were then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the obligor was “insolvent” after giving effect to the incurrence of the indebtedness constituting the related Portfolio Loan or that, regardless of the method of valuation, a court would not determine that the obligor was “insolvent” upon giving effect to such incurrence. In addition, in the event of the insolvency of an obligor of a Portfolio Loan, payments made on such Portfolio Loan could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year under federal bankruptcy law or even longer under state laws) before insolvency.

In general, if payments on Portfolio Loans are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured, either from the initial recipient or from subsequent transferees of such payments. To the extent that any such payments are recaptured from the Company or any financing subsidiary, the returns of the Company in respect of the Portfolio Loans will be reduced thereby. However, it is likely that avoidable payments could not be recaptured directly from a lender that has given value in exchange for the Portfolio Loan, in good faith and without knowledge that the payments were avoidable. Nevertheless, there can be no assurance that the Company or any financing subsidiary will be able to avoid recapture on this or any other basis.

Restructuring of Portfolio Loans and the Insolvency of the Related Obligor May Have Adverse Effects

The particular restructuring strategy pursued with respect to a Portfolio Loan may not maximize the value of or any recovery on such Portfolio Loan. Any restructuring could alter, reduce or delay the payment of interest or principal from any Portfolio Loan and, as such, could delay the timing and reduce the amount of payments made with respect thereto to the Company. Restructurings of a Portfolio Loan might result in extensions of its term, which would likely extend the average life of such Portfolio Loan and, in the aggregate, could delay the timing of payments made with respect thereto to the Company. Any restructuring of a Portfolio Loan may also have an adverse effect on its value and/or rating for purposes of various tests and triggers under a related portfolio credit facility, which could have a material adverse effect on the Company and could results in losses and/or reduced returns to the Company and the shareholders. Restructurings of Portfolio Loans or the exercise of remedies with respect thereto that result in the receipt of certain types of equity securities with respect thereto may be required to be held in direct or indirect subsidiaries of the Company (including entities that engage in investment activities in securities or other assets that are primarily controlled by the Company) that elect to be treated as corporations for U.S. federal income tax purposes which, to the extent taxes are payable in connection therewith, would reduce income or gain otherwise obtainable therefrom.

The Company (or the Adviser on its behalf) and/or any Adviser Party other than the Adviser may participate on committees formed by creditors to negotiate the management of financially troubled obligors that may or may not be in bankruptcy or may seek to negotiate directly with such obligors with respect to restructuring issues. If the Adviser, on behalf of the Company, does join a creditors’ committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to the Company in such proceedings. By participating on such committees, the Company may be deemed to have duties to other creditors represented by the committees, which might expose the Company to liability to such other creditors who disagree with the Company’s actions. Furthermore, by participating on such committees, the Company may be contractually obligated to hold the related Portfolio Loan even if the Adviser, on behalf of the Company, believes it would be in the best interests of the Company to sell. In addition, the Adviser, its affiliates or Other Accounts may also have or acquire equity securities or debt obligations of companies who are obligors of Portfolio Loans held by the Company, and may have interests different from or adverse to those of the Company with respect to its Portfolio Loans. The Company and the Adviser and/or its affiliates may be on any such committee representing such different interests, which may result in conflicts of interest as described in “Item 7. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

The Company is Subject to Risks Related to Repricing

If prevailing credit spreads tighten, an obligor of a Portfolio Loan and its private equity sponsor may be incentivized to try to negotiate more favorable pricing and other terms under such Portfolio Loan to better reflect the then current market pricing and terms or may repay the Portfolio Loan and seek alternative financing with other lenders on then-prevailing market pricing and terms. As a result, Portfolio Loans may be repaid prior to their scheduled maturity and may be replaced with other Portfolio Loans with lower pricing or terms less favorable to the Company or not replaced at all. Alternatively, the existing Portfolio Loans may be modified or amended to provide the Company with less favorable pricing or terms. The Adviser Parties and the Antares Lending Platform may, and frequently will, have an incentive to agree to such a repricing, modification and/or amendment to retain the loan as part of the Antares Direct Holdings (or, in the case of the Adviser, to retain the loan on the Company’s balance sheet) and/or strengthen its business relationship with the obligor or the private equity sponsor. In addition, to the extent that the Antares Lending Platform, an Adviser Party (other than the Adviser) or one or more of their respective affiliates holds an equity interest in the related obligor, there is an incentive for such persons to agree to or to propose such a repricing, modification and/or amendment, although since the Antares Lending Platform and such other related persons have in the past acquired and expect in the future to acquire only de minimis equity interests, if any, in some (but not all) obligors or their direct or indirect equity owners, the Adviser does not expect any such equity interest in an obligor or any owner thereof to outweigh the significantly larger economic interests of the Antares Lending Platform and such other related persons as lenders to the obligor. There can be no assurance that Portfolio Loans will be held to maturity or that Portfolio Loans may not be modified or amended to provide lower pricing and other less favorable terms, and in either case that these occurrences will not adversely affect the returns of the Company. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

Certain of the Portfolio Loans May be Cross-Collateralized with Other Tranches of Indebtedness Incurred by the Same Obligor and May be Cross-Collateralized with Indebtedness Issued by More Than One Obligor

Cross-collateralization arrangements involving more than one obligor could be challenged as fraudulent conveyances by creditors of the related obligor in an action brought outside a bankruptcy case or, if the obligor were to become a debtor in a bankruptcy case, by the obligor’s representative (or the obligor as debtor-in-possession), U.S. trustee or creditors’ committee.

Among other things, a legal challenge to the granting of the liens may focus on the benefits realized by the related obligor from the applicable Portfolio Loan proceeds, as well as the overall cross-collateralization. If a court were to conclude that the granting of the liens to cross-collateralize a Portfolio Loan was a voidable fraudulent conveyance, such court could subordinate all or part of the pertinent Portfolio Loan to existing or future indebtedness of that obligor, recover payments made under that Portfolio Loan, or take other actions detrimental to the Company, including, under certain circumstances, invalidating the Portfolio Loan or the Company’s interest in the collateral securing the cross-collateralized Portfolio Loan.

Furthermore, as a general matter, financial restructurings have increasing complexity because lenders in the banking and capital markets use sophisticated financing techniques to fund lending operations, including loan participations, investment funds, loan funding arrangements and other financing techniques. In the contracts documenting such arrangement, lenders often delegate some or all of their voting rights to other persons providing the funding, which may in turn further delegate such rights and consequently result in further delays to in-court and out-of-court restructurings and exacerbate the risks associated with insolvencies and restructuring.

Bankruptcy of One or More Obligors Could Reduce or Eliminate the Return to the Company on a Portfolio Loan

There is a significant risk that one or more of the obligors may enter bankruptcy proceedings. Such proceedings may result in, among other things, a substantial reduction in the interest rate and a substantial write down of the principal of the related Portfolio Loans. There are a number of significant risks inherent in the bankruptcy process. First, rulings in a bankruptcy case are the product of adversary proceedings determined by a court with equitable powers, and are beyond the control of specific creditors. Second, a bankruptcy filing may adversely and permanently affect the obligor making such filing. The obligor may lose its market position, key employees, relationships with important suppliers, access to the capital markets or other sources of liquidity and otherwise become incapable of restoring itself as a viable entity. If for this or any other reason a reorganization under the U.S. Bankruptcy Code is converted to or becomes a liquidation, the liquidation value of the obligor may not equal the liquidation value that was believed to exist at the time of purchase of the Portfolio Loan. Third, the duration of a bankruptcy case is difficult to predict. A creditor’s return on investment can be adversely affected by delays while a plan of reorganization is being negotiated, approved by parties in interest and confirmed by the bankruptcy court until it ultimately becomes effective. For example, in general, unsecured creditors’ claims for interest accrued between the bankruptcy filing and a reorganization plan’s consummation are not allowed. Fourth, the administrative costs of the debtor and official committees in connection with the bankruptcy case are frequently high and will be paid out of the debtor’s estate prior to any return to general unsecured creditors. If the bankruptcy case involves protracted or difficult litigation, or turns into a liquidation, substantial assets may be devoted to such administrative costs; a creditor’s costs in monitoring and enforcing its investment also may substantially increase. Certain claims that have priority by law (for example, claims for taxes) also may be significant. Finally, under certain circumstances, creditors’ claims against bankrupt or insolvent entities may be subject to equitable subordination or recharacterization as equity (particularly where the creditor is an insider or otherwise controls the debtor), and transfers made to creditors may be subject to avoidance and disgorgement as preferences or fraudulent conveyances.

Changes in the Interest Rate on a Portfolio Loan May Impact the Company

The Portfolio Loans will bear interest at floating interest rates. If interest rates decline, obligors may refinance their Portfolio Loans at lower interest rates which could shorten the average life thereof and reduce the Company’s expected returns with respect thereto, particularly if the Company is not then able to directly or indirectly invest in other Portfolio Loans with an equal or greater interest rate and average life. Any bankruptcy or insolvency of an obligor under a Portfolio Loan will also have an adverse effect on its value and/or rating for purposes of various tests and triggers under a related portfolio credit facility which could have a material adverse effect on the Company and could result in losses and/or reduced returns to the Company and the shareholders. Conversely, if the interest rates increase, periodic interest obligations owed by the related obligors will also increase. As prevailing interest rates increase, some obligors may not be able to make the increased interest payments on Portfolio Loans or refinance their balloon Portfolio Loans, resulting in payment defaults. Any payment default of an obligor under a Portfolio Loan will also have an adverse effect on its value and/or rating for purposes of various tests and triggers under a related portfolio credit facility which could have a material adverse effect on the Company and could results in losses and/or reduced returns to the Company and the shareholders.

In addition, Portfolio Loans may feature interest rates which will vary based on certain financial ratios of the related obligor. The interest rates payable by the obligors under such Portfolio Loans will typically be reduced if the applicable financial ratios of the related obligors improve and, accordingly, an improvement in the financial performance of obligors under these Portfolio Loans would result in a decrease in interest payments thereunder to the Company. Conversely, the interest rates payable by the obligors under such Portfolio Loans will typically be increased if the applicable financial ratios of the related obligors deteriorate. However, while a deterioration in the financial performance of obligors under these Portfolio Loans would result in an increase in interest payments received by the Company, increased payment obligations of such obligors could weaken the financial condition of such obligors in the future.

The Company is Subject to the Risk of Third-Party Litigation

The Company’s investment activities hereunder may subject it to the risks of becoming involved in litigation by third parties. As described above under “Lender Liability Considerations and Equitable Subordination Can Affect the Company’s Rights with Respect to Portfolio Loans,” this risk may be greater where the Company or exercises control or significant influence over an obligor’s direction. The expense of defending against claims against the Company by third parties and paying any amounts pursuant to settlements or judgments would be borne by the Company (except to the extent the Company may have a claim against the Adviser under the Investment Advisory Agreement or another applicable agreement) and would reduce the returns of the Company and the shareholders in respect of the Portfolio Loans.

International Investing Involves Certain Risks

Certain of the Portfolio Loans may consist of obligations of obligors located in non-U.S. jurisdictions. Investing outside the United States may involve greater risks than investing in the United States. These risks may include: (i) less publicly available information; (ii) varying levels of governmental regulation and supervision; and (iii) the difficulty of enforcing legal rights in a foreign jurisdiction and uncertainties as to the status, interpretation and application of laws. Moreover, foreign companies may not be subject to uniform accounting, auditing and financial reporting standards, practices and requirements comparable to those applicable to United States companies. Portfolio Loans consisting of obligations of non-U.S. obligors may be subject to various laws enacted in their home countries for the protection of debtors or creditors, which could adversely affect the Company’s ability to recover amounts owed. These insolvency considerations will differ depending on the country in which each obligor is located. Additionally, international borrowers can also be more exposed to geopolitical risks such as armed conflict or could become subject to sanctions, located in a country that becomes subject to sanctions or have an economic relationship with persons who become subject to sanctions or a country that is, or whose people or companies are, subject to sanctions.

The economies of individual non-U.S. countries also may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross domestic product, rate of inflation, volatility of currency exchange rates, depreciation, capital reinvestment, resources, self-sufficiency and balance of payments position. Economic and political distress in any of those countries or regions may be detrimental to the performance of the related Portfolio Loan and may increase the likelihood of financial distress or insolvency of the applicable obligor. In addition, any abandonment of the Euro, a break-up of the EU and/or any individual country leaving the EU could have a negative impact on the obligors domiciled in related countries and could have regulatory consequences that are unknown at this time.

The Company is Subject to Risks Relating to Licensing Requirements

Certain banking and regulatory bodies or agencies in or outside the United States may require the Company, the Adviser and/or certain employees of the Adviser to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Company may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Company. Such licenses or authorizations may require the disclosure of confidential information about the Company, Company investors or their respective affiliates, including the identity, financial information and/or information regarding the Company investors and their officers and trustees. The Company may not be willing or able to comply with these requirements. Alternatively, the Adviser may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Company and/or any relevant Portfolio Company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Company or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Company’s ability to implement its investment program and achieve its intended results.

The Company is Subject to Risks from Provision of Managerial Assistance and Control Person Liability

The Company may obtain rights to participate in the governance of certain of the Company’s Portfolio Companies. In such instances, the Company typically will designate board members to serve on the boards of Portfolio Companies. The designation of representatives and other measures contemplated could expose the assets of the Company to claims by a Portfolio Company, its security holders and its creditors, including claims that the Company is a controlling person and thus is liable for securities laws violations and other liabilities of a Portfolio Company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, the Company might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a Portfolio Company, could result in claims against the Company if the designated board members violate their fiduciary or other duties to a Portfolio Company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Company to claims that it has interfered in management to the detriment of a Portfolio Company. While the Adviser intends to operate the Company in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to Portfolio Companies and the Company and the Company investors.

The Company is Subject to Risks Relating to Derivatives

Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. The Company may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging and risk management purposes. The Company also may use derivative instruments to approximate or achieve the economic equivalent of an otherwise permitted investment (as if the Company directly invested in the loans, claims or securities of the subject issuer) or if such instruments are related to an otherwise permitted investment. The Company’s use of derivative instruments involves investment risks and transaction costs to which the Company would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used. The use of derivative instruments may entail risks including, among others, leverage risk, volatility risk, duration mismatch risk, correlation risk and counterparty risk.

The Company’s Ability to Enter into Transactions Involving Derivatives and Financial Commitment Transactions May be Limited

Rule 18f-4 under the 1940 Act, governs the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the rule, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently operates as a “limited derivatives user,” and these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

The Company is Subject to Risks Relating to Publicly Traded Securities

Although not the investment focus of the Company, the Company can hold public securities including in circumstances where a Portfolio Company and/or one of its subsidiaries consummates an initial public offering or is acquired by a special purpose acquisition company (a “SPAC”) while the Company holds its equity investment or the Company otherwise receives public securities in connection with an exit transaction or similar event involving an equity investment. Investments in public Portfolio Companies subject a Company to risks that could differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, movements in the stock market and trends in the overall economy, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Company to dispose of such securities at certain times (including due to the possession by the Company or Adviser of material non-public information), increased likelihood of shareholder litigation against such companies’ board members, which could include Antares Lending Platform personnel, regulatory action by the applicable regulator and increased costs associated with each of the aforementioned risks.

The Company is Subject to Risks Associated with Investing in Equity

In connection with sourcing of Portfolio Loans, the Company is permitted to invest in equity securities or options or rights to acquire equity securities of a Portfolio Company. Investment in equity securities could also arise in connection with the Company’s debt investment opportunities and may be accompanied by “equity-kickers” or warrants. The Company could also be forced to accept equity in certain circumstances or could choose to make equity investments in distressed companies, including in connection with restructuring investments in existing Portfolio Companies. Equity securities generally fluctuate in price more than bonds and can decline in value over short or extended periods. The value of equity securities generally will vary due to, among other factors, changes in a company’s financial condition and in overall market and economic conditions. Investments in equity securities of small or medium-sized market capitalization companies typically have more limited marketability and greater price volatility than the investments in the equity securities of larger companies. In addition, investments in equity can give rise to additional taxes and/or tax risks and the Company could hold these investments through entities treated as corporations for U.S. federal tax purposes or other taxable structures which can reduce the return from such investments.

If the Company invests in equity instruments of issuers whose performance diverges from the Adviser’s expectations, or if equity markets generally move in a single direction and the Company has not hedged against such a general move, losses could result. The Company also could be exposed to risks that issuers will not fulfill contractual obligations such as, in the case of private placements, registering restricted securities for public resale. In addition, an investment in equity securities could be subject to restrictions and contingencies regarding the terms of an investment. As with other investments that the Company can make, the value of equity securities held by the Company could be adversely affected by actual or perceived negative events relating to such securities, the industry, or geographic areas in which a Portfolio Company operates or the financial markets generally. However, equity securities typically are even more susceptible to such events given their subordinate position in the Portfolio Company’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities or debt instruments. Equity investments in distressed Portfolio Companies can also be more likely to experience losses. While diversification among Portfolio Companies can help to mitigate some of these risks, the Company is not required to diversify its investments in equity securities and investors should expect fluctuations in the value of equity securities held by the Company based on market conditions.

The Company is also permitted to invest in preferred equity securities that are rated in the lower rating categories by various credit rating agencies or, more commonly, in comparable non-rated securities. Securities in the lower rating categories and comparable non-rated securities are subject to greater risk of loss of principal and interest than higher rated and comparable non-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings and comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with the lower rated and comparable non-rated securities, the yields and prices of such securities are likely more volatile than those for higher rated and comparable non-rated securities. The market for lower rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher rated and comparable non-rated securities, which can adversely affect the prices at which these securities can be sold and could even make it impracticable to sell such securities. Preferred securities are subordinated to bonds and other debt securities in a Portfolio Company’s capital structure in terms of priority for corporate income and liquidation payments. Preferred securities, therefore, will be subject to greater credit risk than those debt securities, but have priority over other types of equity securities. Depending on the features of the particular preferred security, holders could bear the risks disclosed herein regarding equity and/or fixed income securities.

The Company is Subject to Risks Associated with Investing in Convertible Securities and Warrants

The value of convertible securities and warrants will vary with the movements in the equity market and the performance of the underlying common stock, in particular. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the applicable Portfolio Company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. Their value is also affected by adverse Portfolio Company or market information. With respect to warrants, their value could decrease or be zero (and thus not be exercised) if the market price of the underlying securities remains lower than the specified price at which holders of warrants are entitled to buy such securities, resulting in a loss to the Company of the purchase price of the warrant (or the embedded warrant price in the case of securities issued with warrants attached). With respect to convertible securities, as with all fixed income securities, the market value of such securities tends to decline as interest rates increase and, conversely, to increase as interest rates decline. However, when the market price of the common stock underlying a convertible security exceeds the conversion price, the convertible security tends to reflect the market price of the underlying common stock. As the market price of the underlying common stock declines, the convertible security tends to trade increasingly on a yield basis and thus, might not decline in price to the same extent as the underlying common stock. Convertible securities rank senior to common stock in an issuer’s capital structure and consequently entail less risk than the issuer’s common stock. In evaluating a convertible security, the investment teams will give primary emphasis to the attractiveness of the underlying common stock. If a convertible security held by the Company is called for redemption, the Company will be required to permit the Portfolio Company to redeem the security, convert it into the underlying stock or sell it to a third party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objectives.

The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time and could be dependent on SEC registration requirements and marketing efforts required for public offerings that are outside the control of the Adviser. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Adviser would permit the warrant to expire unexercised and the warrant would then have no value. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objectives.

The Company is Subject to Risks Associated with the Speculative Nature of Warrants and Other Forms of Equity Investment Returns

The value of any warrants that the Company receives in connection with extending loans is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of a Portfolio Company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many of the Portfolio Companies are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time and could be dependent on SEC registration requirements and marketing efforts required for public offerings that are outside the control of the Adviser. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Adviser would permit the warrant to expire unexercised and the warrant would then have no value.

The Company is Subject to Risks Associated with the Lack of Controlling Equity Interests in a Portfolio Company

Because the Company does not generally expect to hold controlling equity interests in Portfolio Companies, the Company, as a minority equity investor, typically will not be in a position to exercise control over its Portfolio Companies or to prevent decisions by management or the board of directors of Portfolio Companies that could decrease the value of the Company investments. Accordingly, the Company will be significantly reliant on the existing management and board of directors of such Portfolio Company and subject to the risk that a Portfolio Company will make business decisions with which the Adviser disagrees, and the stockholders and management of a Portfolio Company could take risks or otherwise act in ways that are adverse to the Company’s interests. Furthermore, the Company’s equity investments will typically include customary “tag-along” and/or “drag-along” rights that will permit or require the Company to participate in a sale of its equity investment at such time as the stockholders and management of the relevant Portfolio Company, not the Adviser, determines. Where practicable and appropriate, it is expected that shareholder rights generally will be sought to protect the Company’s equity investment. There can be no assurance, however, that such minority equity investor rights will be available, or that such rights will provide sufficient protection of the Company’s equity investment. Due to the lack of liquidity for the debt and equity investments that the Company typically expects to hold in Portfolio Companies and transfer restrictions imposed on such investments, the Company likely will not be able to dispose of the Company’s investments in the event the Adviser disagrees with the actions of a Portfolio Company and could therefore suffer a decrease in the value of the Company’s investments.

The Company is Subject to Risks Associated with Follow-On Investments

Following an initial investment in a Portfolio Company, the Company could have the opportunity to increase its investment in such Portfolio Company (such investment opportunity, a “Follow-On Investment”). However, there is no assurance that the Company will make a Follow-on Investment or that the Company will have sufficient funds to make all or any such investments. Any decision by the Company not to make a Follow-On Investment or its inability to make such investments could have a substantial negative impact on a Portfolio Company in need of such an investment, could represent a lost opportunity for the Company to increase its participation in a successful Portfolio Company, could result in the Company’s equity investment becoming diluted or, in circumstances where the Follow-On Investment is offered at a discount to market value, could result in a loss of value for the Company.

The Company is Subject to Risks Arising from Entering into a TRS Agreement

A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. For purposes of computing the Company’s Investment Income Incentive Fee and the Capital Gains Incentive Fee, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

The Company is Subject to Risks Associated with Repurchase Agreements

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

The Company is Subject to Risks Relating to Securities Lending Agreements

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objective and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Company may invest the cash collateral received only in accordance with its investment objective, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

The Company is Subject to Risks Relating to Volatility in the Banking Sector

Recent bank failures, or near failures, and declines in the share prices other U.S. and non-U.S. banks have resulted in certain banks being placed on “watch lists,” suffering ratings downgrades and/or receiving emergency funding from governments. The impact of the banking sector’s volatility on the financial system and broader economy could be significant. Continued volatility in the banking sector could cause or intensify an economic recession, make it more difficult for the Company and/or borrowers to obtain or refinance indebtedness at all or on as favorable terms as could otherwise have been obtained, and/or have other material adverse effects on the Company and/or borrowers.

For certain borrowers, a large percentage of their assets are or could be held by a limited number of banks (or even a single bank). Failure of one or more banks used by a borrower could have a material adverse effect on such borrower. Cash, securities or other assets held in deposit accounts or securities accounts at a failed institution could be temporarily inaccessible or permanently lost. In these cases, the U.S. Federal Deposit Insurance Corporation (the “FDIC”) would guarantee balances up to $250,000 per bank but the accountholder would ordinarily be an unsecured creditor with respect to cash balances in excess of $250,000 held at a single bank, and therefore might not ultimately recover any value in excess such amounts.

If a bank that provides a credit facility and/or other services to the Company or any of its borrowers fails, the Company or borrower could be unable to draw funds under such credit facilities and might not be able to obtain replacement credit facilities or applicable other services from other lending institutions on a timely basis or on similar terms. If the Company’s or any of its borrower’s credit facilities and accounts are provided by the same banking institution, and such banking institution fails, or one or more banks used by investors in the Company or borrower were to fail, the Company or borrower could be unable to, or limited in its ability to, draw capital which could create significant difficulties in funding any near-term obligations it has in respect of its investments or otherwise. If the banks with which the Company’s borrowers have depositor or borrowing arrangements were to fail, there would be similar material adverse effects on such borrowers and the Company. In most cases, the Adviser has no meaningful role in selecting the banks used by borrowers, and must rely on the borrower to select banking services with care. If one or more banks with whom the Company or any of its borrowers maintains an account were to fail, the receipt and disbursement of funds by and from such account could be delayed or prevented, which could result in a default or other loss, and any deposits above the FDIC threshold could be lost.

The Company is Subject to Risks Relating to Volatility in the Technology Industry

The market prices and values of companies operating in the technology industry - including application software, system software and consumer and business services companies - tend to exhibit a greater degree of risk and volatility than other types of investments. These companies may fall in and out of favor with the public and investors rapidly, which may cause sudden selling and dramatically lower market prices. These companies also may be affected adversely by changes in technology, consumer and business purchasing patterns, short product cycles, falling prices and profits, government regulation, lack of standardization or compatibility with existing technologies, intense competition, aggressive pricing, advances in artificial intelligence and machine learning, dependence on copyright and/or patent protection and/or obsolete products or services. Certain technology-related companies may face special risks that their products or services may not prove to be commercially successful. Technology-related companies are also strongly affected by worldwide scientific or technological developments. As a result, their products may rapidly become obsolete. Companies in the application software industry, in particular, may also be negatively affected by the decline or fluctuation of subscription renewal rates for their products and services, which may have an adverse effect on profit margins. Companies in the systems software industry may be adversely affected by, among other things, actual or perceived security vulnerabilities in their products and services, which may result in individual or class action lawsuits, state or federal enforcement actions and other remediation costs. Such companies are also often subject to governmental regulation and may, therefore, be adversely affected by governmental policies. In addition, a rising interest rate environment tends to negatively affect technology and technology-related companies. Those technology or technology-related companies seeking to finance their expansion would have increased borrowing costs, which may negatively impact their earnings. Technology-related companies are often smaller and less experienced companies and may be subject to greater risks than larger companies, such as limited product lines, markets and financial and managerial resources. These risks may be heightened for technology companies in foreign markets.

The Company is Subject to Risks Relating to Net Asset Value Financings

Net asset value financing (“NAV financing”) requires that the amount of debt drawn under the facility does not exceed a given percentage of the NAV of the borrowing Company’s underlying investments. The NAV of such investments will fluctuate over time as they are acquired, held and disposed of. Breach of the percentage limits may require that the facility is repaid, or additional collateral (such as cash or liquid securities) posted as security. There can be no assurance that the borrowing fund will be able to meet such demands and the Company may consequently suffer a loss. The Company may be reliant on third parties to accurately value the underlying investments and disputes may arise with the borrower should they not agree with such a valuation. Given that NAV financing is often used by borrowers during the mid-life of a fund to add further leverage to their underlying investments, issues may arise where existing third-party leverage already exists at the level of each underlying investment (and those investment-level lenders may therefore be structurally senior to any fund-level leverage).

Risks Relating to Certain Regulatory and Tax Matters

The Company is Subject to Risks Relating to Regulations Governing the Company’s Operation as a BDC

The Company will not generally be able to issue and sell its Common Shares at a price below net asset value per share. The Company may, however, sell Common Shares, or warrants, options or rights to acquire the Company’s Common Shares, at a price below the then-current net asset value per share of the Company’s Common Shares if the Company’s Board determines that such sale is in the Company’s best interests, and if investors approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Company’s Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, its Common Shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

The Company Must Invest a Sufficient Portion of Assets in Qualifying Assets

The Company may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets.

The Company believes that most of the investments that it may acquire in the future will constitute qualifying assets. However, the Company may be precluded from investing in what it believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Company does not invest a sufficient portion of its assets in qualifying assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Company, for example, from making follow-on investments in existing Portfolio Companies (which could result in the dilution of its position) or could require the Company to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Company needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Company may not be able to find a buyer for such investments and, even if a buyer is found, the Company may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the Company does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

As a Public Company, the Company is Subject to Regulations Not Applicable to Private Companies, Such as Provisions of the Sarbanes-Oxley Act. Efforts to Comply with Such Regulations will Involve Significant Expenditures, and Non-Compliance with Such Regulations May Adversely Affect the Company

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Following the transition period established by rules of the SEC, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Common Shares, which is not expected to occur.

The Company is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies

Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Company. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser or the Adviser’s respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Company by, for example, providing the basis for the ability of such government-affiliated pension plan investor to cease funding its obligations to the Company or to withdraw from the Company.

The Company is Subject to Risks Arising from Potential Controlled Group Liability

Under certain circumstances it would be possible for the Company, along with its affiliates, to obtain a controlling interest in certain Portfolio Companies. This could occur, for example, in connection with a workout of the Portfolio Company’s debt obligations or a restructuring of the Portfolio Company’s capital structure. here is a risk that the Company (along with its affiliates) would be treated as engaged in a “trade or business” for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or Section 4975 of the Code’s controlled group rules. In such an event, the Company could be jointly and severally liable for a Portfolio Company’s liabilities with respect to the underfunding of any pension plans which such Portfolio Company sponsors or to which it contributes. Any of such liabilities that the Portfolio Company is not able to satisfy could, thereby, become the responsibility of the Company, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

The Company is Subject to Risks Related to Being an “Emerging Growth Company”

We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt out of the extended transition period for complying with new or revised accounting standards.

The Company is Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in the Private Offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the Private Offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in the Private Offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Under Regulation Best Interest, high cost, high risk and complex products may require greater scrutiny by broker-dealers and their salespersons before they recommend such products. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. Currently, there is no administrative or case law interpreting Regulation Best Interest and the full scope of its applicability on brokers participating in our offering cannot be determined at this time.

Federal Income Tax Risks

The Company is Subject to RIC Qualification Risks

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

The Company May Experience Difficulty with Paying Required Distributions

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some Investments May be Subject to Corporate-Level Income Tax

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Certain Portfolio Investments May Present Special Tax Issues

We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

If the Company Is Not Treated as a “Publicly Offered Regulated Investment Company,” as Defined in the Code, the Company’s Shareholders That Are Individuals, Trusts or Estates Will Be Taxed as Though They Received a Distribution of Some of the Company’s Expenses

The Company does not expect to be treated initially as a “publicly offered regulated investment company.” Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (1) Common Shares and our preferred shares collectively being held by at least 500 persons at all times during a taxable year, (2) Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Common Shares being treated as regularly traded on an established securities market, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Legislative or Regulatory Tax Changes Could Adversely Affect Investors

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments. Recently enacted tax legislation, commonly known as the "One Big Beautiful Bill Act," extended many of the tax law provisions that were set to expire in 2025 and included certain new provisions (and other amendments) to the Code. Investors are urged to consult with their own tax advisors with respect to the impact of the legislative changes on an investment in the Common Shares.

The foregoing list of risk factors does not purport to be a complete enumeration or explanation of the risks involved in an investment in the Company. Each prospective shareholder should read this registration statement and consult with its advisors before deciding whether to invest in the Company. In addition, as the Company’s investment program develops and changes over time, an investment in the Company may be subject to additional and different risk factors.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification, and Management of Cybersecurity Risks

The Company has processes in place to assess, identify and manage material risks from cybersecurity threats. We rely on the cybersecurity strategy implemented by the Adviser and the Adviser Parties, the providers of our technology services. The Adviser manages the Company’s day-to-day operations and has implemented, together with the Adviser Parties, a firm-wide cybersecurity program that applies to the Company and its operations. References in this Item 1C to (i) any programs or processes of the Adviser shall be deemed to refer to any firm-wide programs and/or processes that have been implemented by the Adviser Parties, and (ii) any actions of the Adviser shall be deemed to refer to actions of the Adviser Parties and/or the Adviser, as the context may require.

The Adviser employs a proactive and risk-based approach to assess, identify, and manage material cybersecurity risks. Under the leadership and direction of the Chief Information Security Officer (“CISO”), the cybersecurity program is structured around industry-leading frameworks, including the National Institute of Standards and Technology; MITRE Adversarial Tactics, Techniques, and Common Knowledge; and International Organization for Standardization 27001 (Information Security Management System standard) ensuring a comprehensive risk identification process.

The Adviser is fully committed to protecting the Company’s systems and information as well as the information of the clients and professionals it serves.

Material Impact of Cybersecurity Risks

The Adviser recognizes that cybersecurity risks have the potential to impact business operations, financial performance, regulatory compliance, and reputation. To mitigate these risks, the cybersecurity program is built on scalable, future-ready solutions designed to address current and evolving threats.

•
Operational Impact: Cyber risks, such as ransomware, data breaches, and insider threats, are managed through a combination of robust Identity and Access Management (IAM), Privileged Access Management (PAM), and Application Security programs. These initiatives ensure secure access to critical systems and protect sensitive data from unauthorized exposure.
•
Reputational and Regulatory Considerations: With increasing regulatory oversight, the Adviser ensures compliance with industry standards and regulatory requirements, aligning cybersecurity measures with expectations from stakeholders and regulatory bodies.
•
Business Resilience: Through a well-defined Cyber Crisis Management Plan (CCMP) and Business Impact Analysis (BIA), the Adviser maintains a high level of preparedness, ensuring rapid response and recovery from cyber incidents.

During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or that are reasonably likely to materially affect the Company, including our business strategy, operational results and financial conditions. However, future incidents could have a material impact on our business strategy, results of operations or financial condition.

Oversight of Cybersecurity Risk

Cybersecurity risk oversight at the Adviser Parties is embedded within a governance structure that includes board-level engagement, cross-functional collaboration, and continuous monitoring of key cyber risk indicators.

The Company’s Chief Compliance Officer (“CCO”) is responsible for monitoring and reporting to the Board of Directors about the Adviser’s compliance with its responsibilities for the Adviser’s and the Company’s cybersecurity program. The Adviser’s CISO works closely with Company management, including the CCO, to administer, assess, discuss, and prioritize the Company’s cybersecurity efforts.

The Audit Committee provides strategic oversight of risk assessment and risk management matters, including risks associated with cybersecurity threats. The Company's CCO updates the Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by the Company’s CCO and the Adviser’s CISO. Such reporting includes updates on the cybersecurity program applicable to the Company, the external threat environment, and the Adviser’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on the Company’s preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 320 South Canal Street, Suite 4200, Chicago, IL 60606 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our Portfolio Companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding Common Shares are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

Because our Common Shares have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and can be required to be held indefinitely. Such Common Shares cannot be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted and (2) the Common Shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder could, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Shares can be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 19, 2026, there were 145 holders of record of our Common Shares. Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for additional disclosure regarding the holders of our Common Shares.

Distributions

The Company expects to pay distributions on a monthly basis. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Private Offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your Common Shares.

From time to time, we may also pay special distributions in the form of cash or Common Shares at the discretion of our Board.

We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. See “Item 1. Business—Investment Advisory Agreement and Administration Agreement.”.

Consistent with the Code, shareholders will be notified of the source of our distributions. Our distributions may exceed our earnings and profits. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. See “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

If we issue senior securities, we may be prohibited from making distributions if doing so causes us to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Common Shares equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Common Shares. The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the beginning of the first calendar day of the month for the Common Shares and subject to FINRA and other limitations on underwriting compensation. The per share amount of distributions on the Common Shares generally differ because of distribution fees that are deducted from the gross distributions.

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Common Shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Dividend Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

The Company will commence a share repurchase program, one year following the date on which unaffiliated investors first purchase the Common Shares, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular semi-annual period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period (as defined herein) will be subject to an early repurchase deduction of 5%. Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Shares (the “Non-Tender Period”). The early repurchase deduction will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal year ended December 31, 2025 (dollar amounts in thousands):

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Citi Facility
December 31, 2025	$83,159	$1,824.1	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable because the senior securities are not registered for public trading.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a newly-organized, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of July 18, 2025. We also intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under the Internal Revenue Code of 1986, as amended the Code. We are a private, perpetual-life BDC, which is a BDC whose Common Shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our NAV per Common Share. Formed as a Delaware limited liability company on April 15, 2025, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by us is referred to as a Portfolio Loan. We acquire Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Adviser Parties or by other loan originators that can include, among others, joint ventures in which one or more Adviser Parties have interests. A Portfolio Loan is one that we may generally hold on its own or in a group with other Adviser Parties advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

While our investment strategy primarily focuses on companies in the U.S., we also intend to leverage the Antares Lending Platform’s global presence to invest in companies in Canada, Europe and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies”. Our subsidiaries’ (including entities that engage in investment activities in securities or other assets that are primarily controlled by us) principal investment strategies and associated principal risks will be consistent with our principal investment strategies and associated principal risks. We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

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

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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
•
our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of the Adviser or any of its affiliates; and
•
all other expenses of our operations, administration and transactions (which may be directly incurred by us or allocated among us and the Adviser’s other clients).

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of December 31, 2025, we had investments in 76 portfolio companies across 25 industries. Based on fair value as of December 31, 2025, 99.66% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. the Secured Overnight Financing Rate, “SOFR”), which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average total yield of debt securities at amortized cost was 8.23%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

Period from April 15, 2025 (inception) to December 31, 2025
Total investments, beginning of period	$—
Purchases of investments (including received in-kind)	156,192
Net accretion of discount and amortization of premium on investments	78
Net realized gains (losses) on investments	(8)
Proceeds from sale of investments and principal repayments	(6,818)
Total investments, end of period	$149,444

The following table presents certain selected information regarding our investment portfolio:

December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.23%
Weighted average yield on debt and income producing investments, at fair value (1)	8.23%
Number of portfolio companies	76
Median LTM EBITDA (2)(3)	$124.0M
Weighted average net senior leverage (2)(4)	5.4x
Weighted average loan-to-value (“LTV”) (2)(5)	36.3%
Percentage of debt investments bearing a floating rate, at fair value	99.66%
Percentage of debt investments bearing a fixed rate, at fair value	0.34%

(1)
Computed based on the stated interest rate or yield as of December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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
(4)
Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which we hold an investment, excluding recurring revenue loans. Weighted average net senior leverage is weighted based on the funded commitment of total applicable private loans.
(5)
LTV is calculated as net debt through each respective investment tranche in which we hold an investment divided by estimated enterprise value or value of the underlying collateral of the Portfolio Company, excluding recurring revenue loans. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

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

The following table shows the distribution of our investments on the A to E internal performance rating scale at fair value:

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$148,978	99.55%	75
B	680	0.45	1
C	—	—	—
D	—	—	—
E	—	—	—
	$149,658	100.00%	76

As of December 31, 2025, there were no portfolio companies with loans on non-accrual status. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$148,636	$148,839	97.12%
Unsecured Debt	490	501	0.33
Equity Investments	318	318	0.21
Short-Term Investments	3,585	3,585	2.34
Total Investments	$153,029	$153,243	100.00%

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

December 31, 2025
Professional Services	13.51%
Software	12.72
Insurance	11.72
Financial Services	10.29
Health Care Technology	6.43
Pharmaceuticals	5.14
Chemicals	5.03
Commercial Services and Supplies	4.23
Healthcare Providers and Services	3.68
Diversified Consumer Services	3.36
Food Products	3.32
Wireless Telecommunication Services	3.13
Containers and Packaging	2.97
Household Products	2.53
Media	2.16
IT Services	2.04
Energy Equipment and Services	1.75
Distributors	1.50
Healthcare Equipment and Supplies	1.38
Air Freight and Logistics	0.89
Textiles, Apparel and Luxury Goods	0.67
Industrial Conglomerates	0.58
Trading Companies and Distributors	0.46
Construction & Engineering	0.28
Hotels, Restaurants and Leisure	0.23
Total	100.00%

The geographic composition of our non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$145,127	$145,312	97.10%	212.04%
Canada	4,317	4,346	2.90	6.34
Total	$149,444	$149,658	100.00%	218.38%

Results of Operations

No comparative financial statements are presented as we had not begun operations during any period prior to July 18, 2025, we were formed on April 15, 2025 and commenced our investing operations on July 18, 2025.

Operating results for the period from April 15, 2025 (inception) to December 31, 2025 were as follows (table below in thousands):

Period from April 15, 2025 (inception) to December 31, 2025
Total investment income	$5,239
Total expenses	3,937
Management fees waiver	(81)
Incentive fees waiver	(277)
Reimbursable expenses paid by adviser	(1,296)
Net expenses, net of fee waivers, before excise tax	2,283
Excise and income tax expense	52
Net investment income (loss)	2,904
Net realized gain (loss)	(29)
Net change in unrealized appreciation (depreciation)	219
Net increase (decrease) in net assets resulting from operations	$3,094

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the period from April 15, 2025 (inception) to December 31, 2025 (table below in thousands):

Period from April 15, 2025 (inception) to December 31, 2025
Interest income	$5,077
Other income	162
Total investment income	$5,239

Total investment income for the period from April 15, 2025 (inception) to December 31, 2025 is primarily driven by contractual spreads and floating index rates on invested balance of investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Expenses

Expenses were as follows (table below in thousands):

Period from April 15, 2025 (inception) to December 31, 2025
Interest and debt expenses	$1,944
Management fees	81
Income based incentive fee	253
Capital gains incentive fee	24
Administrative service fee	299
Board of Directors' fee	18
Other general and administrative expenses	776
Organization and offering costs	323
Shareholder servicing and/or distribution fee	219
Total expenses	3,937
Management fees waiver	(81)
Incentive fees waiver	(277)
Reimbursable expenses paid by adviser	(1,296)
Net expenses	$2,283

Total operating expenses were $1.4 million, for the period from April 15, 2025 (inception) to December 31, 2025, primarily comprised of $0.8 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.3 million of administrative service expenses, and $0.3 million in organization and offering costs. See "Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions".

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, weighted average interest rates and average outstanding balances were as follows (table below in thousands):

Period from April 15, 2025 (inception) to December 31, 2025
Stated interest expense	$1,768
Amortization of deferred financing costs	176
Total interest and debt expense	$1,944
Cash paid for interest expense	$1,556
Citi Facility weighted average interest rate	5.87%
Citi Facility average debt outstanding	$64,927

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

Period from April 15, 2025 (inception) to December 31, 2025
Net realized gain (loss) on investments	$(8)
Net change in unrealized appreciation (depreciation) on investments	214
Net realized and change in unrealized gain (loss) on investments	$206

For the period from April 15, 2025 (inception) to December 31, 2025, net unrealized appreciation was primarily driven by increases in the fair value of private credit loans. As of December 31, 2025, the fair value of our debt investments as a percentage of principal was 99.76%. The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, changes in the credit quality of borrowers, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s NAV as of the beginning of the prior quarter and the beginning of the then current quarter.

For the period from April 15, 2025 (inception) to December 31, 2025, the Company incurred gross management fees of $0.1 million. All management fees have been waived for the period from April 15, 2025 (inception) to December 31, 2025.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). We pay an incentive fee quarterly as follows:

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

Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable is equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. This U.S. GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then U.S. GAAP requires us to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under U.S. GAAP in all prior periods. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees.

The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

For the period from April 15, 2025 (inception) to December 31, 2025, the Company incurred gross income based incentive fees of $0.3 million and less than $0.1 million of capital gain incentive fees. As of December 31, 2025, the Adviser agreed to waive approximately $0.3 million in total incentive fees, resulting in zero incentive fees payable.

The Adviser has agreed to waive any management fee and incentive fee due from the Company through February 28, 2026. On March 1, 2026, the terms of the Fee Waiver Letter Agreement were extended from March 1, 2026 through August 31, 2026.

Expense Support Agreement

On June 26, 2025, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser will pay our total organization and offering expenses, professional fees, director fees, administration fees, and other general and administrative expenses on our behalf such that these operating expenses do not exceed 1.00% (on annualized basis) of our NAV. Additionally, the Adviser may elect to pay certain additional expenses of our additional expenses on our behalf. Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all expense payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

In addition, effective as of July 15, 2025, the Company and the Adviser entered into a Waiver Letter Agreement, pursuant to which the Adviser agreed to waive reimbursement by the Company for certain of the Company’s organizational expenses the Adviser incurs or has incurred on the Company’s behalf in an aggregate amount not to exceed $0.25 million during the period ending on the date of the initial closing for purchases of common shares by unaffiliated investors (the “Initial Closing Date”). The Waiver Letter Agreement provides that, to the extent the Company’s NAV increases, the Adviser may be reimbursed for past payments of excess organizational expenses made on the Company’s behalf prior to the Initial Closing Date, provided that the total organizational expenses borne by the Company do not exceed 1.00% of the Company’s NAV and provided further that the Adviser may not be reimbursed for payment of excess organizational expenses that were incurred more than three years prior to the proposed reimbursement.

For the period from April 15, 2025 (inception) to December 31, 2025, the Adviser provided $1.3 million of expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income. For the year ended December 31, 2025, we incurred U.S. federal excise and income tax of $0.1 million.

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

As of December 31, 2025, we had one credit facility outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 we had an aggregate amount of $83.2 million of debt outstanding and our asset coverage ratio was 182.41%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our Citi Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares during the period from April 15, 2025 (inception) to December 31, 2025 (dollar amounts in thousands):

	Period from April 15, 2025 (inception) to December 31, 2025
	Shares	Amount
Issuance of shares	2,655,082	$66,524
Reinvestment of distributions	55,850	1,412
Net increase (decrease)	2,710,932	$67,936

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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular semi-annual period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period (as defined herein) will be subject to an early repurchase deduction of 5%. Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Shares (the “Non-Tender Period”).

The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares, and will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. Common Shares issued pursuant to the Fund’s distribution reinvestment plan (“DRIP”) are not subject to early repurchase deduction.

Distributions

We authorize and declare distribution amounts per share of Common Shares payable monthly in arrears. The following table presents distributions that were declared during the period from April 15, 2025 (inception) to December 31, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
August 28, 2025	October 2, 2025	$0.2774	$—	$0.2774	$555
September 30, 2025	November 3, 2025	0.1863	0.0207	0.2070	420
October 31, 2025	December 1, 2025	0.1922	0.0214	0.2136	438
November 25, 2025	January 2, 2026	0.1865	0.0207	0.2072	518
December 30, 2025	January 30, 2026	0.1769	0.0322	0.2091	567
Total		$1.0193	$0.0950	$1.1143	$2,498

(1)
Rounded to four decimal places.
(2)
The base distribution per share includes the impact of shareholder servicing and/or distribution fees

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the period from April 15, 2025 (inception) to December 31, 2025:

	Period from April 15, 2025 (inception) to December 31, 2025
Source of Distribution	Per Share	Amount
Net investment income (loss)	$1.1143	$2,498
Net realized gain (loss)	—	—
Return of capital	—	—
Total	$1.1143	$2,498

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

Recent Developments

Subscriptions

On January 1, 2026, we sold and issued 188,523 Common Shares for an aggregate consideration of approximately $4.8 million at a price of $25.28 per Common Share, including Common Shares issued through the Company's distribution reinvestment plan.

On February 1, 2026, we sold and issued 51,203 Common Shares for an aggregate consideration of approximately $1.3 million at a price of $25.23 per Common Share.

We received $1.0 million of net proceeds relating to the issuance of Common Shares for subscriptions effective March 1, 2026.

Distribution Declaration

On January 30, 2026, the Company declared a regular distribution in the amount of $0.1773 per share and a special distribution in the amount of $0.0269 per share for its Common Shares, which are payable to shareholders of record as of January 30, 2026, and will be paid on or about March 2, 2026.

On February 27, 2026, the Company declared a regular distribution in the amount of $0.1597 per share and a special distribution in the amount of $0.0194 per share for its Common Shares, which are payable to shareholders of record as of February 27, 2026, and will be paid on or about April 2, 2026.

These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Distribution Reinvestment

On January 30. 2026, we issued 21,155 Common Shares pursuant to our distribution reinvestment plan.

Extension of Waiver Letter Agreement

On March 1, 2026, the Fund and the Adviser entered into a Fee Waiver Letter Agreement, which extends the terms of the prior waiver letter agreement dated July 15, 2025, pursuant to which the Adviser agreed to irrevocably waive, which may be effected by a rebate or otherwise, (i) any base management fee due from the Fund to the Adviser under Section 5(a) of the Agreement and (ii) any incentive fee due from the Fund to the Adviser under Section 5(b) of the Agreement from March 1, 2026 through August 31, 2026.

Critical Accounting Estimates

The preparation of the consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition, our critical accounting estimates related to investments and fair value measurement are included in the notes to our consolidated financial statements. For a discussion of our critical accounting policies, see Note 2 “Significant Accounting Policies” to the Consolidated Financial Statements.

We are required to report its investments for which current market values are not readily available at fair value. We value our investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Contractual Obligations

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

We have established a credit facility and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof and may ask to comply with positive or negative covenants that could have an effect on our operations).

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

Our investment portfolio may contain revolving line of credit or delayed draw commitments, which require us to fund when requested by portfolio companies. As of December 31, 2025, we had unfunded investment commitment in the aggregate par amount of $44.1 million. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and foreign exchange rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. We seek to mitigate interest rate risk and foreign currency risk by generally employing a funding strategy of matching the duration and interest rate indices of our floating rate assets with floating rate liabilities, as well as matching currencies between our borrowing and lending, to the extent possible.

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

As of December 31, 2025, 99.66% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facility (i.e. the Citi Facility) bears interest at floating rates with a zero percent interest rate floor. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$4,528	$(2,504)	$2,024
Up 200 basis points	3,019	(1,669)	1,350
Up 100 basis points	1,509	(835)	674
Down 100 basis points	(1,509)	835	(674)
Down 200 basis points	(2,988)	1,669	(1,319)
Down 300 basis points	(4,257)	2,496	(1,761)

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Antares Strategic Credit Fund II LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Antares Strategic Credit Fund II LLC (the "Company"), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, cash flows, and changes in net assets for the period from April 15, 2025 (inception) to December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations, cash flows, and changes in net assets, for the period from April 15, 2025 (inception) to December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 19, 2026

We have served as the Company’s auditor since 2025.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

December 31, 2025
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $149,444 as of December 31, 2025)	$149,658
Short-term investments (amortized cost — $3,585 as of December 31, 2025)	3,585
Total investments at fair value	153,243
Cash	2,133
Foreign currencies (cost — $171 as of December 31, 2025)	173
Interest receivable from non-controlled/non-affiliated investments	531
Deferred offering costs	123
Receivable from adviser (Note 3)	1,877
Prepaid expenses and other assets	114
Total assets	$158,194

LIABILITIES
Debt outstanding	$83,159
Less: Deferred financing costs	(1,743)
Total debt, net of deferred financing costs	81,416
Payable for investments purchased	4,780
Interest payable	212
Distributions payable	1,072
Administrative service fee payable	299
Accrued expenses and other liabilities	936
Due to affiliates	947
Total liabilities	89,662
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.001 (2,710,932 shares issued and outstanding as of December 31, 2025)	3
Paid-in capital in excess of par value	67,907
Accumulated net distributable earnings	622
Total net assets	68,532
Total liabilities and net assets	$158,194
Net asset value per share	$25.28

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share amounts)

Period from April 15, 2025 (inception) to December 31, 2025 (1)
Investment income:
From total investments:
Interest income	$5,077
Other income	162
Total investment income	5,239
Expenses:
Interest and debt expenses	1,944
Management fees (Note 3)	81
Income based incentive fee (Note 3)	253
Capital gains incentive fee (Note 3)	24
Administrative service fee	299
Board of Directors' fee	18
Other general and administrative expenses	776
Organization and offering costs	323
Shareholder servicing and/or distribution fee	219
Total expenses	3,937
Management fees waiver (Note 3)	(81)
Incentive fees waiver (Note 3)	(277)
Reimbursable expenses paid by adviser (Note 3)	(1,296)
Net expenses, net of fee waivers, before excise tax	2,283
Excise and income tax expense	52
Net investment income (loss)	2,904

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(8)
Foreign currency transactions	(21)
Total net realized gain (loss)	(29)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	214
Translation of assets and liabilities in foreign currencies	5
Total net change in unrealized appreciation (depreciation)	219
Total net realized and change in unrealized gain (loss)	190
Net increase (decrease) in net assets resulting from operations	$3,094

Per share information
Net investment income (loss) per share (basic and diluted)	$1.30
Earnings per share (basic and diluted)	$1.39
Distributions declared per share	$1.11
Weighted average shares outstanding (basic and diluted)	2,233,427

(1)
The Company commenced operations on July 18, 2025.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(in thousands, except shares)

Period from April 15, 2025 (inception) to December 31, 2025 (1)

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	—	$—	$—	$—	$—
Operations:
Net investment income	—	—	(16)	2,920	2,904
Net realized gain (loss)	—	—	(10)	(19)	(29)
Net change in unrealized appreciation (depreciation)	—	—	—	219	219
Net increase (decrease) in net assets resulting from operations	—	—	(26)	3,120	3,094
Capital Transactions:
Issuance of shares	2,655,082	3	66,521	—	66,524
Common Shares issued from reinvestment of distributions	55,850	—	1,412	—	1,412
Distributions to shareholders	—	—	—	(2,498)	(2,498)
Net increase (decrease) in net assets resulting from capital transactions	2,710,932	3	67,933	(2,498)	65,438
Total net increase (decrease)	2,710,932	3	67,907	622	68,532
Net assets at end of period	2,710,932	$3	$67,907	$622	$68,532

(1)
The Company commenced operations on July 18, 2025.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

Period from April 15, 2025 (inception) to December 31, 2025 (1)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$3,094
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium on investments	(78)
Proceeds from sale of investments and principal repayments	6,818
Purchases of investments	(106,192)
Purchase/sale of short-term investments, net	(3,585)
Net realized (gains) losses on investments	8
Net change in unrealized (appreciation) depreciation on investments	(214)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(5)
Amortization of deferred financing costs	176
Amortization of deferred offering costs	100
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(531)
Receivable from adviser	(1,877)
Prepaid expenses and other assets	(114)
Increase (decrease) in operating liabilities:
Due to affiliates	947
Payable for investments purchased	4,780
Interest payable	212
Administrative service fee payable	299
Accrued expenses and other liabilities	936
Net cash provided by (used in) operating activities	(95,226)
Cash flow from financing activities
Proceeds from issuance of shares	16,524
Debt borrowings	87,962
Debt repayments	(4,800)
Distributions paid	(14)
Deferred offering costs paid	(223)
Deferred financing costs paid	(1,919)
Net cash provided by (used in) financing activities	97,530
Net increase (decrease) in cash	2,304
Effect of foreign exchange rate changes on cash	2
Cash and foreign currencies at the beginning of period	—
Cash and foreign currencies at the end of period	$2,306
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$1,556
Equity issued in kind (Note 8)	50,000
Investments purchased in kind (Note 8)	50,000
Distributions payable	1,072
Reinvestment of distributions	1,412

(1)
The Company commenced operations on July 18, 2025.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(11)	First Lien Term Loan	S + 4.50%	8.08%	11/15/2029	$1,339	$1,332	$1,339	1.95%
Kenco PPC Buyer LLC	(7)(11)	First Lien Revolver	S + 4.50%	8.08%	11/15/2029	74	—	—	—
							1,332	1,339	1.95
Chemicals
Aurora Plastics, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.52%	8/12/2030	4,036	4,017	4,015	5.86
Aurora Plastics, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	445	443	443	0.65
Aurora Plastics, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.52%	8/12/2030	485	(2)	(2)	—
Lubricant Engineers	(8)(11)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	3,075	3,062	3,075	4.48
Lubricant Engineers	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/1/2029	549	(2)	—	—
Lubricant Engineers	(7)(11)	First Lien Revolver	S + 5.25%	8.90%	9/1/2029	354	(2)	—	—
							7,516	7,531	10.99
Commercial Services and Supplies
BIFM CA Buyer Inc.	(5)(8)(13)	First Lien Term Loan	S + 3.25%	6.92%	5/31/2028	499	500	503	0.73
CRS Midco Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	12/31/2032	1,154	1,148	1,148	1.68
CRS Midco Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/31/2032	385	(1)	(2)	—
CRS Midco Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	12/31/2032	231	(1)	(1)	—
Onyx-Fire Protection Services Inc.	(6)(8)(12)	First Lien Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 1,488	1,079	1,084	1.58
Onyx-Fire Protection Services Inc.	(6)(7)(12)	First Lien Delayed Draw Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 141	—	—	—
Onyx-Fire Protection Services Inc.	(6)(7)(12)	First Lien Revolver	C + 4.50%	6.77%	7/31/2031	CAD 353	16	17	0.02
Polyphase Elevator Holding Company	(8)(12)	First Lien Term Loan	S + 5.00%	8.65%	11/24/2032	640	638	637	0.93
Polyphase Elevator Holding Company	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/24/2032	103	43	43	0.06
Polyphase Elevator Holding Company	(7)(12)	First Lien Revolver	S + 5.00%	8.65%	11/24/2032	58	—	—	—
Project Boost Purchaser, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.40%	7/16/2031	997	997	1,001	1.46
Saber Parent Holdings Corp.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	12/16/2032	1,800	1,796	1,795	2.62
Saber Parent Holdings Corp.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/16/2032	497	(1)	(1)	—
Saber Parent Holdings Corp.	(7)(14)	First Lien Revolver	S + 4.50%	8.15%	12/16/2032	248	(1)	(1)	—
							6,213	6,223	9.08
Construction & Engineering
Trilon Group, LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.40%	5/25/2029	336	331	332	0.48
Trilon Group, LLC	(8)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	33	33	33	0.05
Trilon Group, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	181	49	49	0.07
							413	414	0.60
Containers and Packaging
Berlin Packaging L.L.C.	(5)(6)(8)(14)	First Lien Term Loan	S + 3.25%	6.92%	6/7/2031	1,194	1,197	1,198	1.75
Cold Chain Technologies, LLC	(8)(11)	First Lien Term Loan	S + 5.25%	8.90%	7/2/2027	1,235	1,233	1,232	1.80
Plastipak Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.17%	9/24/2032	998	993	1,001	1.46
Pro Mach Group, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.42%	10/15/2032	1,000	1,002	1,008	1.47
							4,425	4,439	6.48

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Halo Buyer, Inc.	(8)(11)	First Lien Term Loan	S + 6.00%	9.67%	8/7/2029	$2,158	$2,118	$2,131	3.11%
Halo Buyer, Inc.	(7)(11)	First Lien Revolver	S + 6.00%	9.67%	8/7/2029	326	111	113	0.16
							2,229	2,244	3.27
Diversified Consumer Services
Apex Service Partners, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.65%	10/24/2030	743	739	743	1.08
Apex Service Partners, LLC	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/24/2030	177	176	177	0.26
Apex Service Partners, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/24/2030	1,500	(4)	(11)	(0.02)
Apex Service Partners, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.65%	10/24/2029	59	15	16	0.02
ExperiGreen Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.40%	12/10/2032	3,339	3,323	3,322	4.85
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/10/2032	826	(2)	(4)	(0.01)
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	12/10/2032	422	(2)	(2)	—
VPP Intermediate Holdings, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	12/1/2027	1,882	724	726	1.06
							4,969	4,967	7.24
Energy Equipment and Services
Integrated Power Services Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	2,605	2,601	2,599	3.79
Integrated Power Services Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.53%	11/22/2028	364	(1)	(1)	—
							2,600	2,598	3.79
Financial Services
Aprio Advisory Group, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.40%	8/1/2031	599	596	599	0.87
Aprio Advisory Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	261	260	261	0.38
Aprio Advisory Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	1,500	(4)	(1)	—
Aprio Advisory Group, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	8/1/2031	132	(1)	—	—
Cerity Partners Equity Holding LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	7/28/2031	3,922	3,913	3,912	5.71
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2031	1,376	(2)	(3)	—
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	7/28/2031	187	29	29	0.04
Focus Financial Partners, LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2031	1,496	1,500	1,500	2.19
Foreside Financial Group, LLC	(8)(11)	First Lien Term Loan	S + 5.25%	9.05%	9/30/2027	92	92	92	0.13
Foreside Financial Group, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	9/30/2027	1,905	264	260	0.38
Minotaur Acquisition, Inc.	(8)(11)	First Lien Term Loan	S + 5.00%	8.67%	6/3/2030	964	956	962	1.40
Minotaur Acquisition, Inc.	(8)(11)	First Lien Term Loan	S + 5.00%	8.67%	5/10/2030	678	675	677	0.99
Minotaur Acquisition, Inc.	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	796	790	794	1.16
Minotaur Acquisition, Inc.	(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	129	128	129	0.19
Minotaur Acquisition, Inc.	(7)(11)	First Lien Revolver	S + 5.00%	8.67%	6/3/2030	78	(1)	—	—
Monarch Finco, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.90%	10/29/2032	3,323	3,307	3,307	4.83
Monarch Finco, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	10/29/2032	996	329	327	0.48
Monarch Finco, LLC	(7)(13)	First Lien Revolver	S + 4.25%	7.90%	10/29/2032	66	—	—	—
Ryan, LLC	(5)(8)(13)	First Lien Term Loan	S + 3.50%	7.17%	11/5/2032	1,000	995	989	1.44
Ryan, LLC	(5)(7)(13)	First Lien Revolver	S + 3.00%	6.67%	11/7/2030	54	—	(1)	—
Wealth Enhancement Group, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	3,870	1,573	1,573	2.30
Wealth Enhancement Group, LLC	(7)(11)	First Lien Revolver	S + 4.50%	8.15%	10/2/2028	129	—	—	—
							15,399	15,406	22.49

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Food Products
Fiesta Purchaser, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.42%	2/12/2031	$997	$992	$998	1.46%
Sara Lee Frozen Bakery, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.80%	7/30/2027	3,234	3,220	3,225	4.71
Sara Lee Frozen Bakery, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.80%	7/30/2027	1,424	750	752	1.10
							4,962	4,975	7.27
Health Care Technology
F&M Buyer LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	3/18/2032	2,388	2,377	2,388	3.48
F&M Buyer LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/18/2032	796	(4)	—	—
F&M Buyer LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	3/18/2032	348	(2)	—	—
Invictus Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	6/3/2031	1,257	1,257	1,257	1.83
Invictus Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/3/2031	530	—	—	—
Invictus Buyer, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	6/3/2031	196	—	—	—
Swoop Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	4/12/2032	2,318	2,313	2,312	3.37
Swoop Intermediate III, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/12/2032	1,636	(4)	(4)	(0.01)
Swoop Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.17%	4/12/2032	545	(1)	(1)	—
Unlimited Technology Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	3/12/2032	1,317	1,314	1,317	1.92
Unlimited Technology Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	3/12/2032	176	—	—	—
Vatica Health, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.33%	10/29/2032	2,226	2,216	2,215	3.23
Vatica Health, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.33%	10/29/2032	223	—	(1)	—
							9,466	9,483	13.82
Healthcare Equipment and Supplies
CPC/Cirtec Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.65%	10/31/2028	558	86	89	0.13
Tarrytown Acquisition Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	11/12/2032	1,994	1,984	1,984	2.89
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/12/2032	539	(1)	(3)	—
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.42%	11/12/2032	377	(2)	(2)	—
							2,067	2,068	3.02
Healthcare Providers and Services
123Dentist Inc.	(6)(8)(12)	First Lien Delayed Draw Term Loan	C + 5.00%	7.27%	8/10/2029	CAD 3,976	2,870	2,897	4.23
AB Centers Acquisition Corporation	(8)(12)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2031	2,431	2,416	2,422	3.53
Premise Health Holding Corp.	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	11/8/2032	190	189	189	0.28
Premise Health Holding Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/8/2032	80	—	—	—
Premise Health Holding Corp.	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	11/6/2031	19	—	—	—
							5,475	5,508	8.04
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(11)	First Lien Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 487	353	350	0.51
Movati Athletic (Group) Inc.	(6)(7)(11)	First Lien Delayed Draw Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 113	(1)	(1)	—
Movati Athletic (Group) Inc.	(6)(7)(11)	First Lien Revolver	C + 4.50%	7.09%	5/29/2030	CAD 85	—	(1)	—
							352	348	0.51

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Household Products
Wu Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.40%	4/19/2032	$3,782	$3,772	$3,772	5.50%
Wu Holdco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/19/2032	922	(2)	(2)	—
Wu Holdco, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	4/19/2032	287	24	24	0.04
							3,794	3,794	5.54
Industrial Conglomerates
Harvey Tool Company, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	8/6/2032	893	887	882	1.29
Harvey Tool Company, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/26/2027	391	(1)	(5)	(0.01)
Harvey Tool Company, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.42%	10/26/2027	117	—	(1)	—
							886	876	1.28
Insurance
AmeriLife Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.65%	8/31/2029	2,433	2,428	2,427	3.54
AmeriLife Holdings LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	8/31/2029	2,130	1,249	1,248	1.82
AmeriLife Holdings LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.65%	8/31/2028	410	67	67	0.10
Bellwether Buyer, L.L.C.	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	4/15/2032	2,091	2,087	2,086	3.04
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/15/2032	1,089	(2)	(3)	—
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	4/15/2032	436	(1)	(1)	—
Foundation Risk Partners, Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/29/2030	4,000	2,319	2,333	3.40
HIG Operations Holdings, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.17%	6/11/2031	1,340	1,339	1,336	1.95
HIG Operations Holdings, Inc.	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/11/2031	216	—	—	—
Patriot Growth Insurance Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.80%	10/16/2028	4,610	4,589	4,610	6.73
Patriot Growth Insurance Services, LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.75%	10/16/2028	354	(2)	—	—
World Insurance Associates, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.65%	4/3/2030	2,878	2,864	2,871	4.19
World Insurance Associates, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/3/2030	1,025	571	573	0.84
World Insurance Associates, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.65%	4/3/2030	75	—	—	—
							17,508	17,547	25.61
IT Services
OEConnection LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2032	1,149	1,146	1,150	1.68
OEConnection LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2032	4,674	4	8	0.01
OEConnection LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	178	—	—	—
Ridge Trail US Bidco, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.08%	9/30/2031	1,017	1,010	1,010	1.47
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	9/30/2031	354	(2)	(3)	—
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.08%	3/31/2031	118	31	31	0.05
Safety Borrower Holdings LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.42%	12/19/2032	359	358	358	0.52
Safety Borrower Holdings LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/19/2032	138	—	—	—
Safety Borrower Holdings LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.42%	12/19/2032	41	2	2	—
							2,549	2,556	3.73

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Real Chemistry Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	4/12/2032	$2,588	$2,582	$2,588	3.78%
Real Chemistry Intermediate III, Inc.	(7)(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	4/12/2032	1,150	624	627	0.91
Real Chemistry Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.15%	4/12/2032	575	(1)	—	—
							3,205	3,215	4.69
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(8)(11)	First Lien Term Loan	S + 5.25%	8.83%	12/22/2031	2,872	2,858	2,872	4.19
Bridges Consumer Healthcare Intermediate LLC	(7)(8)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.83%	12/22/2031	1,369	1,087	1,093	1.59
Bridges Consumer Healthcare Intermediate LLC	(7)(11)	First Lien Revolver	S + 5.25%	8.83%	12/22/2031	551	(3)	—	—
Puma Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.90%	3/29/2032	3,731	3,722	3,722	5.43
Puma Buyer, LLC	(7)(13)	First Lien Revolver	S + 4.25%	7.90%	3/29/2032	643	(2)	(2)	—
							7,662	7,685	11.21
Professional Services
Analytic Partners, LP	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	4/4/2030	1,748	1,744	1,748	2.55
Analytic Partners, LP	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	4/4/2030	239	(1)	—	—
Applied Technical Services, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	8.90%	4/8/2031	4,139	4,121	4,139	6.04
Applied Technical Services, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/8/2031	419	145	146	0.21
Applied Technical Services, LLC	(7)(12)	First Lien Revolver	S + 5.25%	8.90%	4/8/2031	420	32	34	0.05
Grant Thornton Advisors LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 3.00%	6.67%	6/2/2031	1,247	1,250	1,253	1.83
Iris Buyer LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	10/2/2030	749	513	517	0.75
OMNIA Partners, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.40%	12/31/2032	1,050	1,050	1,055	1.54
Propio LS, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	5/10/2030	4,842	4,820	4,818	7.03
Propio LS, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	5/10/2030	133	58	58	0.08
Rimkus Consulting Group, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	8.90%	4/1/2031	1,774	1,774	1,721	2.51
Rimkus Consulting Group, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/1/2031	458	109	95	0.14
Rimkus Consulting Group, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	8.90%	4/1/2030	245	61	54	0.08
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.17%	7/31/2031	997	997	1,002	1.46
USRP Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.67%	12/31/2029	3,135	3,135	3,135	4.57
USRP Holdings, Inc.	(7)(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/31/2029	1,010	447	447	0.65
USRP Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.67%	12/31/2029	328	—	—	—
							20,255	20,222	29.49

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Articulate Global, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.92%	10/25/2032	$4,507	$4,496	$4,496	6.56%
Articulate Global, LLC	(7)(13)	First Lien Revolver	S + 4.25%	7.92%	10/25/2032	451	1	(1)	—
Boxer Parent Company Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	6.65%	7/30/2031	997	989	996	1.45
Camelot U.S. Acquisition LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	6.42%	1/31/2031	1,000	984	989	1.44
Edition Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	12/20/2032	1,318	1,316	1,315	1.92
Edition Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/20/2032	548	—	(1)	—
Edition Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	12/20/2032	134	—	—	—
Fourth Enterprises, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	3/21/2031	3,097	3,082	3,081	4.50
Fourth Enterprises, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/21/2031	602	(3)	(3)	—
Fourth Enterprises, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	3/21/2031	278	21	21	0.03
Genesys Cloud Services Holdings I, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.17%	1/30/2032	499	492	498	0.73
KPA Parent Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	3/12/2032	4,023	4,003	4,023	5.87
KPA Parent Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/12/2032	575	(3)	—	—
KPA Parent Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	3/12/2032	402	(2)	—	—
Maverick Bidco Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2031	2,150	2,145	2,145	3.13
Maverick Bidco Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/2/2031	108	—	—	—
Maverick Bidco Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	12/2/2031	86	—	—	—
Monotype Imaging Holdings Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	8.92%	2/28/2031	744	744	744	1.09
MRI Software LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.40%	2/10/2028	722	720	722	1.05
MRI Software LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.40%	2/10/2028	22	4	4	0.01
							18,989	19,029	27.78
Textiles, Apparel and Luxury Goods
Varsity Brands, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	6.65%	8/26/2031	997	1,001	1,002	1.46
							1,001	1,002	1.46
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.17%	2/20/2028	671	669	671	0.98
Kele Holdco, Inc.	(7)(11)	First Lien Revolver	S + 4.50%	8.17%	2/20/2028	75	11	11	0.02
							680	682	1.00
Wireless Telecommunication Services
CCI Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.65%	5/13/2032	4,712	4,690	4,689	6.84
CCI Buyer, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.65%	5/13/2032	276	(1)	(1)	—
							4,689	4,688	6.84
Total Secured Debt Investments							148,636	148,839	217.18

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Unsecured Debt Investments
IT Services
OEC Holdco, LLC	(14)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	$500	$490	$501	0.73%
							490	501	0.73
Total Unsecured Debt Investments							490	501	0.73

Equity Investments
Commercial Services and Supplies
REP Summit Coinvest IV, L.P.	(10)	LP Units	—	—	—	108	108	108	0.16
							108	108	0.16
Diversified Consumer Services
EXPG Holdings, L.P.	(3)(10)	Common	—	—	—	—	69	69	0.10
							69	69	0.10
Health Care Technology
FH VH Parent, L.P.	(10)	Common	—	—	—	98	141	141	0.21
							141	141	0.21
Total Equity Investments							318	318	0.47
Total Investments - non-controlled/non-affiliated							149,444	149,658	218.38

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(8)		—	—	—		3,585	3,585	5.23
Total Short-Term Investments							3,585	3,585	5.23
Total Investments at fair value							$153,029	$153,243	223.61%

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on December 31, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind ("PIK") provision. SOFR and CORRA based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
5.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Directors (the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 5.95% of total assets as calculated in accordance with regulatory requirements.
7.
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
8.
Position or portion thereof is pledged as collateral under the Citi Facility (as defined below).
9.
Short-term investments amounting to $3,585 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of December 31, 2025.
10.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $318 or 0.47% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
EXPG Holdings, L.P.	Common	December 10, 2025
FH VH Parent, L.P.	Common	October 31, 2025
REP Summit Coinvest IV, L.P.	Common	December 31, 2025

11.
Loan includes interest floor of 1.00%.
12.
Loan includes interest floor of 0.75%.
13.
Loan includes interest floor of 0.50%.
14.
Loan includes interest floor of 0.00%.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AmeriLife Holdings LLC	Delayed Draw Term Loan	6/18/2026	$876	$(2)
AmeriLife Holdings LLC	Revolver	8/31/2028	341	(1)
Analytic Partners, LP	Revolver	4/4/2030	239	—
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	1,500	(11)
Apex Service Partners, LLC	Revolver	10/24/2029	44	—
Applied Technical Services, LLC	Delayed Draw Term Loan	4/8/2026	273	—
Applied Technical Services, LLC	Revolver	4/8/2031	386	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/24/2027	1,500	(1)
Aprio Advisory Group, LLC	Revolver	8/1/2031	132	—
Articulate Global, LLC	Revolver	10/25/2032	451	(1)
Aurora Plastics, LLC	Revolver	8/12/2030	485	(2)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	1,089	(3)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	436	(1)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	275	—
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	551	—
CCI Buyer, Inc.	Revolver	5/13/2032	276	(1)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	1,376	(3)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	157	—
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	468	—
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	385	(2)
CRS Midco Holdings, LLC	Revolver	12/31/2032	231	(1)
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	548	(1)
Edition Holdings, Inc.	Revolver	12/20/2032	134	—
ExperiGreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	826	(4)
ExperiGreen Intermediate Holdings, Inc.	Revolver	12/10/2032	422	(2)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	796	—
F&M Buyer LLC	Revolver	3/18/2032	348	—
Foreside Financial Group, LLC	Delayed Draw Term Loan	3/13/2026	1,640	(4)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	1,667	—
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	602	(3)
Fourth Enterprises, LLC	Revolver	3/21/2031	256	(1)
Halo Buyer, Inc.	Revolver	8/7/2029	209	(3)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	391	(5)
Harvey Tool Company, LLC	Revolver	10/26/2027	117	(1)
HIG Operations Holdings, Inc.	Delayed Draw Term Loan	9/30/2026	216	(1)

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	$364	$(1)
Invictus Buyer, LLC	Delayed Draw Term Loan	6/4/2026	530	—
Invictus Buyer, LLC	Revolver	6/3/2031	196	—
Iris Buyer LLC	Delayed Draw Term Loan	8/5/2026	232	—
Kele Holdco, Inc.	Revolver	2/20/2028	63	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	75	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	575	—
KPA Parent Holdings, Inc.	Revolver	3/12/2032	402	—
Lubricant Engineers	Delayed Draw Term Loan	3/31/2027	549	—
Lubricant Engineers	Revolver	9/1/2029	354	—
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	108	—
Maverick Bidco Inc.	Revolver	12/2/2031	86	—
Minotaur Acquisition, Inc.	Revolver	6/3/2030	78	—
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	665	(3)
Monarch Finco, LLC	Revolver	10/29/2032	66	—
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	82	(1)
Movati Athletic (Group) Inc.	Revolver	5/29/2030	62	(1)
MRI Software LLC	Revolver	2/10/2028	18	—
OEConnection LLC	Delayed Draw Term Loan	12/30/2026	4,674	8
OEConnection LLC	Revolver	12/23/2032	178	—
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	103	—
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	240	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	354	—
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	60	—
Polyphase Elevator Holding Company	Revolver	11/24/2032	58	—
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	80	—
Premise Health Holding Corp.	Revolver	11/6/2031	19	—
Propio LS, LLC	Revolver	5/10/2030	75	(1)
Puma Buyer, LLC	Revolver	3/29/2032	643	(2)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	523	—
Real Chemistry Intermediate III, Inc.	Revolver	4/12/2032	575	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	354	(3)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	86	(1)
Rimkus Consulting Group, Inc.	Delayed Draw Term Loan	4/1/2026	349	(10)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	184	(6)
Ryan, LLC	Revolver	11/7/2030	54	(1)
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	497	(1)
Saber Parent Holdings Corp.	Revolver	12/16/2032	248	(1)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	138	—
Safety Borrower Holdings LLC	Revolver	12/19/2032	39	—
Sara Lee Frozen Bakery, LLC	Revolver	7/30/2027	669	(2)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	1,636	(4)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	545	(1)
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	539	(3)

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	$377	$(2)
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	130	(1)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	176	—
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	563	—
USRP Holdings, Inc.	Revolver	12/31/2029	329	—
Vatica Health, Inc.	Revolver	10/29/2032	223	(1)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	1,147	(6)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	2,296	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	129	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	449	(1)
World Insurance Associates, LLC	Revolver	4/3/2030	75	—
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	922	(2)
Wu Holdco, Inc.	Revolver	4/19/2032	262	(1)
Total Unfunded Commitments			$44,146	$(102)

(1)
Foreign domiciled investments have been converted to U.S. Dollars based on prevailing rates at period-end.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of December 31, 2025, the Company’s wholly owned subsidiaries include: ASTII Funding SPV LLC ("A-Star II Funding SPV"), ASTII Master Fund LLC ("A-Star II Master Fund") and ASTII Equity Holdings LLC ("A-Star II Equity", and collectively with A-Star II Funding SPV and A-Star II Master Fund, the "Subsidiaries"). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Annual consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For the period from April 15, 2025 (inception) to December 31, 2025, the Company incurred $223 in organization costs. These amounts are included in due to affiliates on the Consolidated Statement of Assets and Liabilities as of December 31, 2025.

Costs associated with the Private Offering are capitalized and included as deferred offering costs on the Consolidated Statement of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepted capital contribution from unaffiliated shareholders in the Private Offering. For the period from April 15, 2025 (inception) to December 31, 2025, the Company incurred $223 of offering costs and amortized $100 of offering costs during the period.

As of December 31, 2025, $123 in deferred offering costs were included on the Consolidated Statement of Assets and Liabilities.

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

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable quarterly or semi-annually. In some cases, some of the Company's investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in payment-in-kind interest income on the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through payment-in-kind interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected cash.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to the Company’s borrowings are presented as an offset against the debt outstanding on the Consolidated Statement of Assets and Liabilities.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

On July 15, 2025, the Company and the Adviser agreed to waive all management and incentive fees through February 28, 2026. On March 1, 2026, the Fund and the Adviser entered into a Fee Waiver Letter Agreement, which extends the terms of the prior waiver letter agreement dated July 15, 2025, pursuant to which the Adviser agreed to irrevocably waive, which may be effected by a rebate or otherwise, (i) any base management fee due from the Fund to the Adviser under Section 5(a) of the Agreement and (ii) any incentive fee due from the Fund to the Adviser under Section 5(b) of the Agreement from March 1, 2026 through August 31, 2026.

Management fees

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value (the "NAV") as of the beginning of the prior quarter and the beginning of the then current quarter.

For the period from April 15, 2025 (inception) to December 31, 2025, the Company recognized $81 of management fees, before impact of waived fees. For the period from April 15, 2025 (inception) to December 31, 2025, the Adviser agreed to waive $81 of management fees. As of December 31, 2025, the management fee payable balance was zero.

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

For the period from April 15, 2025 (inception) to December 31, 2025, the Company incurred income based incentive fees of $253, and capital gains incentive fees of $24, before impact of waived fees. For the period from April 15, 2025 (inception) to December 31, 2025, the Adviser agreed to waive $277 in total incentive fees. As of December 31, 2025, the total incentive fee payable balance was zero.

Licensing Agreement

As part of the Investment Advisory Agreement, the Adviser, on behalf of Antares Holdings LP, agreed to grant the Company a fully paid- up, royalty-free, non-exclusive, non-transferable license to use “Antares” for specified purposes in the Company’s business, during the term of the Investment Advisory Agreement. Other than with respect to this limited license, the Company will have no legal right to the “Antares” name.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the period from April 15, 2025 (inception) to December 31, 2025, the Company incurred administrative service fees of $299.

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

The Company will pay the Placement Agent a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV of the Company as of the beginning of the first calendar day of the month for the Company's Common Shares. Such fee shall be paid by the Placement Agent to the applicable financial intermediaries. In addition, the Company will pay to the Placement Agent a one-time implementation fee of $5 and will pay a recurring annual fee ranging between 0.0035% - 0.0050% of the Company's total assets, subject to a minimum annual fee of $25. The Company will also pay reasonable, pre-approved out-of-pocket expenses incurred by the Placement Agent in connection with the services provided pursuant to the Placement Agreements.

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

In addition, effective as of July 15, 2025, the Company and the Adviser entered into a Waiver Letter Agreement, pursuant to which the Adviser agreed to waive reimbursement by the Company for certain of the Company’s organizational expenses the Adviser incurs or has incurred on the Company’s behalf in an aggregate amount not to exceed $250 during the period ending on the date of the initial closing for purchases of Common Shares by unaffiliated investors (the “Initial Closing Date”). The Waiver Letter Agreement provides that, to the extent the Company’s NAV increases, the Adviser may be reimbursed for past payments of excess organizational expenses made on the Company’s behalf prior to the Initial Closing Date, provided that the total organizational expenses borne by the Company do not exceed 1.00% of the Company’s NAV and provided further that the Adviser may not be reimbursed for payment of excess organizational expenses that were incurred more than three years prior to the proposed reimbursement.

For the period from April 15, 2025 (inception) to December 31, 2025, the Adviser provided $1,296 of expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For the period from April 15, 2025 (inception) to December 31, 2025, no reimbursement payments were made by the Company to the Adviser.

Co-Investment Activity

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Directors must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$148,636	$148,839	97.12%
Unsecured Debt	490	501	0.33
Equity Investments	318	318	0.21
Short-Term Investments	3,585	3,585	2.34
Total Investments	$153,029	$153,243	100.00%

As of December 31, 2025, there were no portfolio companies with loans on non-accrual status.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

December 31, 2025
Professional Services	13.51%
Software	12.72
Insurance	11.72
Financial Services	10.29
Health Care Technology	6.43
Pharmaceuticals	5.14
Chemicals	5.03
Commercial Services and Supplies	4.23
Healthcare Providers and Services	3.68
Diversified Consumer Services	3.36
Food Products	3.32
Wireless Telecommunication Services	3.13
Containers and Packaging	2.97
Household Products	2.53
Media	2.16
IT Services	2.04
Energy Equipment and Services	1.75
Distributors	1.50
Healthcare Equipment and Supplies	1.38
Air Freight and Logistics	0.89
Textiles, Apparel and Luxury Goods	0.67
Industrial Conglomerates	0.58
Trading Companies and Distributors	0.46
Construction & Engineering	0.28
Hotels, Restaurants and Leisure	0.23
Total	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$145,127	$145,312	97.10%	212.04%
Canada	4,317	4,346	2.90	6.34
Total	$149,444	$149,658	100.00%	218.38%

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

The following table presents the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$14,992	$133,847	$148,839
Unsecured Debt	—	—	501	501
Equity Investments	—	—	318	318
Total non-controlled/non-affiliated investments	—	14,992	134,666	149,658
Short-Term Investments	3,585	—	—	3,585
Total Investments at fair value	$3,585	$14,992	$134,666	$153,243

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the period from April 15, 2025 (inception) to December 31, 2025:

	Period from April 15, 2025 (inception) to December 31, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including received in-kind)	140,417	490	318	141,225
Proceeds from sale of investments and principal repayments	(6,788)	—	—	(6,788)
Net accretion of discount and amortization of premium	76	—	—	76
Net realized (gains) losses on investments	(8)	—	—	(8)
Net change in unrealized appreciation (depreciation) on investments	150	11	—	161
Fair value, end of period	$133,847	$501	$318	$134,666
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2025	$151	$11	$—	$162

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$88,336	Market yield analysis	Market yield discount rates	7.55%	10.43%	8.47%
	44,352	Recent transaction	Transaction price	N/A	N/A	N/A
	1,159	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	133,847

Unsecured Debt	501	Recent transaction	Transaction price	N/A	N/A	N/A

Equity Investments	318	Recent transaction	Transaction price	N/A	N/A	N/A
Total	$134,666

(1)
As of December 31, 2025, included within the fair value of Level 3 assets of $134,666 is an amount of $46,330 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025, the Company’s asset coverage was 182.41%.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Citi Facility	$250,000	$83,159	$83,159	$166,841	$13,432
Total	$250,000	$83,159	$83,159	$166,841	$13,432

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of December 31, 2025. Carrying values do not include impact of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to the respective facility’s borrowing base.

Citi Facility

On July 18, 2025, ASTII Funding SPV LP, as borrower, and the Company, as servicer, entered into a revolving loan facility (the “Citi Facility”) pursuant to a Credit and Security Agreement (the “Agreement”), with the lenders from time to time party thereto, Citibank, N.A., as administrative agent (the “Administrative Agent”), U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian. The Agreement is effective as of July 18, 2025. ASTII Funding SPV LP was acquired by the Company shortly after the consummation of the Agreement on the same day and was then converted into a limited liability company on July 23, 2025.

Loans under the Citi Facility bear interest at (i) a per annum rate equal to Term SOFR plus an additional margin calculated as a percentage of the aggregate principal balance of the underlying collateral obligations (the “Applicable Margin”) for loans denominated in U.S. Dollars, (ii) EURIBOR plus the Applicable Margin for loans denominated in Euros, (iii) Daily Compounded CORRA plus the Applicable Margin for loans denominated in Canadian Dollars, and (iv) SONIA plus the Applicable Margin for loans denominated in Great British Pounds. The Applicable Margin will equal the product of (i) 1.60% and (ii) the lesser of: (x) aggregate principal balance of all broadly-syndicated loans divided by the aggregate principal balance of all eligible loans and (y) 35% (“Percentage”) plus the product of (i) 1.875% and (ii) 100% minus Percentage, subject to a step-up of 2.00% following the occurrence of certain events of default.

The initial maximum principal amount under the Citi Facility is $250 million and the Agreement includes an accordion provision to permit increases to the total facility amount up to a maximum of $1 billion, subject in each case to the satisfaction of certain conditions and, for any increases above $750 million, the consent of the Administrative Agent and the lenders. Loans borrowed under the Citi Facility may be repaid and reborrowed until the end of the reinvestment period, which can occur no later than July 18, 2028 (unless extended), and all amounts outstanding under the Citi Facility must be repaid by July 18, 2030.

As of December 31, 2025, the Company was in compliance with all covenants associated with the Citi Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	1,128	$824	$822	$2
Total		$824	$822	$2

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

Period from April 15, 2025 (inception) to December 31, 2025
Stated interest expense	$1,768
Amortization of deferred financing costs	176
Total interest and debt expense	$1,944
Cash paid for interest expense	$1,556
Citi Facility weighted average interest rate	5.87%
Citi Facility average debt outstanding	$64,927

Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs.

As of December 31, 2025, $212 of interest expense was included in interest payable on the Consolidated Statement of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of December 31, 2025, the Company had unfunded investment commitments in the aggregate par amount of $44,146. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2025, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

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

On July 18, 2025, the Company acquired 100% of the equity interests in A-Star II Funding SPV LP and A-Star II Master Fund LP from certain affiliates of the Adviser, valued at a total acquisition price of $103,746. In exchange, the Company paid $53,746 of cash to Antares Holdings (or an affiliate thereof) and issued approximately 2 million Common Shares, par value $0.001 per share, at $25 per Common Share to Antares Holdings (or an affiliate thereof) in kind for $50,000 of assets. As of December 31, 2025, there were no outstanding balances in connection with the acquisition of A-Star II Funding SPV LP and A-Star II Master Fund LP. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date.

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

The following tables summarize transactions in Common Shares during the period from April 15, 2025 (inception) to December 31, 2025:

	Period from April 15, 2025 (inception) to December 31, 2025
	Shares	Amount
Issuance of shares	2,655,082	$66,524
Reinvestment of distributions	55,850	1,412
Net increase (decrease)	2,710,932	$67,936

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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular semi-annual period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period (as defined herein) will be subject to an early repurchase deduction of 5%. Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Shares (the “Non-Tender Period”).

The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares, and will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. Common Shares issued pursuant to the Fund’s distribution reinvestment plan (“DRIP”) are not subject to early repurchase deduction.

Distributions

The Company authorizes and declares distribution amounts per share of Common Shares payable monthly in arrears. The following tables present distributions that were declared during the period from April 15, 2025 (inception) to December 31, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
August 28, 2025	October 2, 2025	$0.2774	$—	$0.2774	$555
September 30, 2025	November 3, 2025	0.1863	0.0207	0.2070	420
October 31, 2025	December 1, 2025	0.1922	0.0214	0.2136	438
November 25, 2025	January 2, 2026	0.1865	0.0207	0.2072	518
December 30, 2025	January 30, 2026	0.1769	0.0322	0.2091	567
Total		$1.0193	$0.0950	$1.1143	$2,498

(1)
Rounded to four decimal places.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Note 9. Financial Highlights

The following are the financial highlights for the period from April 15, 2025 (inception) to December 31, 2025:

Period from April 15, 2025 (inception) to December 31, 2025 (1)
Per Share Data:
Net assets, beginning of period	$25.00
Net investment income (loss) (2)	1.30
Net realized and change in unrealized appreciation (depreciation) (3)	0.09
Net increase (decrease) in net assets resulting from operations	1.39
Distributions declared (4)	(1.11)
Total increase (decrease) in net assets	0.28
Net assets, end of period	$25.28
Shares outstanding, end of period	2,710,932
Total return based on net asset value (5)	5.66%
Ratios: (6)
Total expenses to average net assets gross of fee waivers	14.50%
Net expenses to average net assets net of fee waivers	8.15%
Net investment income to average net assets	12.02%
Portfolio turnover rate (7)	5.33%
Supplemental Data:
Net assets, end of period	$68,532
Asset coverage ratio (8)	182.41%

(1)
The Company commenced operations on July 18, 2025.
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
The per share data includes a balancing figure that is derived from the other amounts presented in the schedule.
(4)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 8).
(5)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(6)
Amounts are annualized except for non-recurring expenses (organization and offering expenses, incentive fees on capital gains, and capital gains on incentive fees waived).
(7)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio does not include impact of short-term investments.
(8)
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 10. Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act as of April 15, 2025. The Company intends to elect as a RIC for the year ended December 31, 2025 and intends to qualify each taxable year thereafter. As a RIC, the Company generally is not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes as dividends for U.S. federal income tax purposes to its stockholders. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, for each taxable year.

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on foreign currency transactions; (3) significant debt modifications; and (4) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to paid in capital, accumulated net distributable earnings (losses), as appropriate. For the period from April 15, 2025 (inception) to December 31, 2025, permanent differences were as follows:

Period from April 15, 2025 (inception) to December 31, 2025
Accumulated net distributable earnings (losses)	$26
Paid-in capital in excess of par value	(26)

During the period from April 15, 2025 (inception) to December 31, 2025, permanent differences were related to non-deductible expenses.

The following reconciles the increase in net assets resulting from operations to taxable income for the period from April 15, 2025 (inception) to December 31, 2025:

Period from April 15, 2025 (inception) to December 31, 2025
Net increase (decrease) in net assets resulting from operations	$3,094
Net unrealized (appreciation) depreciation	(219)
Realized gain (loss) for tax not included in book income	(105)
Capital losses carried forward	124
Other non-deductible expenses and excise taxes	54
Other book/tax differences	220
Total taxable income	$3,168

The components of accumulated net distributable earnings (losses) as calculated on a tax basis for the period from April 15, 2025 (inception) to December 31, 2025 were as follows:

Period from April 15, 2025 (inception) to December 31, 2025
Undistributed ordinary income	$464
Accumulated capital and other losses	(124)
Accumulated net unrealized appreciation (depreciation)	310
Other book/tax differences	(28)
Total accumulated net distributable earnings (losses)	$622

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, for the period from April 15, 2025 (inception) to December 31, 2025 is as follows:

Period from April 15, 2025 (inception) to December 31, 2025
Gross tax unrealized appreciation	$453
Gross tax unrealized depreciation	(146)
Net unrealized appreciation (depreciation)	$307

Tax cost	$152,938

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily due to significant modification of debt securities.

Capital losses are generally eligible to be carried forward indefinitely and retain their status as short-term or long-term in the manner originally incurred by the Company. The Company incurred capital losses for the period from April 15, 2025 (inception) to December 31, 2025 as follows:

Period from April 15, 2025 (inception) to December 31, 2025
Short-term capital loss	$(124)
Long-term capital loss	$—

The tax character of distributions paid may differ from the character of distributions shown in the Statement of Changes in Net Assets due to short-term capital gains being treated as ordinary income for tax purposes. The tax character of distributions paid during the tax year ended December 31, 2025 were as follows:

Period from April 15, 2025 (inception) to December 31, 2025
Distributions paid from Ordinary Income	$2,498

For the fiscal year ended December 31, 2025, the Company, designates 100% of dividends allowable pursuant to the Internal Revenue Code 163(j) as interest income eligible for income inclusion for corporate shareholders.

ASTII Equity Holdings LLC, a wholly owned subsidiary formed in 2025, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, ASTII Equity Holdings LLC is subject to U.S. federal, state and local taxes. For the Company's tax year ended December 31, 2025, ASTII Equity Holdings LLC activity did not result in a material provision for income taxes.

For the fiscal year ended December 31, 2025, the Company designates investment expenses of $205 under Treasury Regulation Section 1.67-2T(e).

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal and state tax returns are subject to examination by the Internal Revenue Service and state tax authorities for a period of three fiscal years after they are filed.

Note 11. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The chief operating decision maker (the “CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statement of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Note 12. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through March 19, 2026. There are no subsequent events to disclose except for the following:

Subscriptions

On January 1, 2026, we sold and issued 188,523 Common Shares for an aggregate consideration of approximately $4,766 at a price of $25.28 per Common Share, including Common Shares issued through the Company's distribution reinvestment plan.

On February 1, 2026, we sold and issued 51,203 Common Shares for an aggregate consideration of approximately $1,292 at a price of $25.23 per Common Share.

The Company received $985 of net proceeds relating to the issuance of Common Shares for subscriptions effective March 1, 2026.

Distribution Declaration

On January 30, 2026, the Company declared a regular distribution in the amount of $0.1773 per share and a special distribution in the amount of $0.0269 per share for its Common Shares, which are payable to shareholders of record as of January 30, 2026, and will be paid on or about March 2, 2026.

On February 27, 2026, the Company declared a regular distribution in the amount of $0.1597 per share and a special distribution in the amount of $0.0194 per share for its Common Shares, which are payable to shareholders of record as of February 27, 2026, and will be paid on or about April 2, 2026.

These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Distribution Reinvestment

On January 30. 2026, we issued 21,155 Common Shares pursuant to our distribution reinvestment plan.

Extension of Waiver Letter Agreement

On March 1, 2026, the Fund and the Adviser entered into a Fee Waiver Letter Agreement, which extends the terms of the prior waiver letter agreement dated July 15, 2025, pursuant to which the Adviser agreed to irrevocably waive, which may be effected by a rebate or otherwise, (i) any base management fee due from the Fund to the Adviser under Section 5(a) of the Agreement and (ii) any incentive fee due from the Fund to the Adviser under Section 5(b) of the Agreement from March 1, 2026 through August 31, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b)
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Board and its Leadership Structure

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities. Our Board consists of five members, three of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Directors. Each Director will hold office until his or her death, resignation, retirement, disqualification or removal. Our Board elects our executive officers, who serve at the discretion of the Board.

Directors

Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Directors (1)	Other Directorships / Trusteeships Held by Directors
Interested Directors
Vivek Mathew	1977	Director, Chief Executive Officer and President	Since 2025	Senior Managing Director and Head of Asset Management and Funding at Antares Capital	3	Trustee – Antares Strategic Credit Fund and Antares Private Credit Fund
Tyler Lindblad	1963	Director and Vice President	Since 2025	Senior Managing Director and Chief Investment Officer at Antares Capital	3	Trustee – Antares Strategic Credit Fund and Antares Private Credit Fund
Independent Directors
Susan Bassett	1963	Director	Since 2025	Retired; Managing Director at Antares Capital	3	Trustee – Antares Strategic Credit Fund and Antares Private Credit Fund
Chen Yi (Jean) Hsu	1967	Director	Since 2025	Retired; Global Head of Private Debt - CalPERS	3	Trustee – Antares Strategic Credit Fund and Antares Private Credit Fund
Neil Rudd	1964	Director	Since 2025	Retired; Chief Operating Officer - NXT Capital	3	Trustee – Antares Strategic Credit Fund and Antares Private Credit Fund

(1)
The "Fund Complex" consists of the Company, Antares Strategic Credit Fund, and Antares Private Credit Fund, each managed by the Adviser.

The address for each Director is c/o Antares Strategic Credit Fund II LLC, 320 South Canal Street, Suite 4200, Chicago, IL 60606. While we do not intend to list our Common Shares on any securities exchange, if any class of our Common Shares is listed on a national securities exchange, our Board will be divided into three classes of Directors serving staggered terms of three years each.

Executive Officers Who are Not Directors

Information regarding our executive officers who are not Directors is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years
Thomas Sweeney	1983	Chief Financial Officer and Principal Accounting Officer	Since 2025	Managing Director - Antares Capital; Controller and Assistant Treasurer of BDCs - Oaktree Capital Management, L.P.
Malvika Gupta	1977	Chief Compliance Officer	Since 2025	Deputy General Counsel – Antares Capital; Attorney-Adviser and Senior Examiner – U.S. Securities Exchange Commission
Steve Rubinstein	1978	Vice President	Since 2025	Managing Director – Antares Capital
Andrew Packer	1970	Corporate Secretary	Since 2025	Managing Director, Deputy General Counsel – Antares Capital
Jim Van Pelt	1968	Treasurer	Since 2025	Treasurer – Antares Capital

The address for each executive officer is c/o Antares Capital Credit Advisers LLC 320 South Canal Street, Suite 4200, Chicago, IL 60606.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Directors have been divided into two groups—Interested Directors and Independent Directors. Interested Directors are “interested persons” as defined in the 1940 Act.

Interested Directors

Vivek Mathew, Director. Mr. Mathew is our Chief Executive Officer, President and Chairman of our Board of Directors. Mr. Mathew is Senior Managing Director and Head of Asset Management and Funding for Antares Capital and is a member of the Antares Capital Executive Committee. He also is president of Antares Capital Advisers LLC (“Antares Capital Advisers”) and a member of the Adviser's Investment Committee. Prior to joining Antares Capital, Mr. Mathew was a managing director at J.P. Morgan Securities LLC, where he led the Global Primary CLO Business. Previously, Mr. Mathew was a vice president of Structured Finance at Deutsche Bank. Mr. Mathew received an A.B. in Economics from Harvard University. He has 26 years of industry experience and joined Antares Capital in May 2016. Mr. Mathew also serves as an interested trustee on the boards of Antares Strategic Credit Fund and Antares Private Credit Fund.

Tyler W. Lindblad, Director. Mr. Lindblad is a Director and Vice President of the Company. Mr. Lindblad was one of the founding partners of Antares Capital Corporation, which was acquired by GE Capital in 2005. GE Capital is predecessor in interest to Antares Capital. Mr. Lindblad is senior managing director and Chief Investment Officer of Antares Capital and a member of the Adviser's Investment Committee and Antares Capital Executive Committee. Mr. Lindblad also is a vice president of the Adviser. Prior to joining Antares Capital, Mr. Lindblad was a senior credit executive of lending for GE Capital’s commercial lending business in North America, where he was responsible for leading the underwriting, account management, portfolio management and risk management processes. While at GE Capital, he also served as chief risk officer of specialized finance and chief credit officer of Telecommunications, Media and Technology. Prior to forming Antares Capital Corporation, Mr. Lindblad held several roles at Heller Financial, Inc. Mr. Lindblad received a bachelor’s degree in economics from Dartmouth College and an MBA from Northwestern University Kellogg Graduate School of Management. He has 40 years of industry experience, including 29 years with Antares Capital and its predecessors in interest. Mr. Lindblad also serves as an interested trustee on the boards of Antares Strategic Credit Fund and Antares Private Credit Fund.

Independent Directors

Susan Bassett, Director. Ms. Bassett served as a Managing Director at Antares Capital from 2015 to 2020 and its predecessor GE Capital from 2001 to 2015. Ms. Bassett worked in a variety of credit roles including managing the underwriting and portfolio management teams for Media and Technology, Broadly Syndicated Loans and Equity. Ms. Bassett’s last role at Antares Capital included reporting to the Chief Credit Officer with the responsibility for establishing reporting, policies and procedures for Antares Capital. From 1996-2001 Ms. Bassett was an SVP at Bank of America, responsible for originating, underwriting and managing a portfolio of leveraged middle market loans in the Northeast. In 1998 she became Portfolio Manager at an unregulated subsidiary of the bank focused on Unitranche financing for smaller middle market companies. Ms. Bassett began her career in 1986 at The Chase Manhattan Bank. After completing the credit training program, she held roles of increasing responsibility in middle market lending. Ms. Bassett earned a B.A. in Government from St. Lawrence University in 1985. Ms. Bassett joined the Board of the Company in December 2023. Mrs. Bassett also serves as an independent trustee on the boards of Antares Strategic Credit Fund and Antares Private Credit Fund.

Neil Rudd, Director. Mr. Rudd has over 30 years of diverse financial and business leadership experience in the middle-market commercial lending and asset management industry. He is one of the co-founders of both NXT Capital and Merrill Lynch Capital. He served as the Chief Financial and Administrative Officer of NXT Capital from its founding in 2010 until its sale in 2018. He then transitioned to the role of Chief Operating Officer of the company until his retirement in 2020. Mr. Rudd also co-founded Merrill Lynch Capital in 2001 and remained with the company until its sale in 2008. During this time, Mr. Rudd was initially the Director, Strategy and Business Development and subsequently served as Managing Director and Chief Operating Officer of the business. Mr. Rudd’s responsibilities included accounting and financial management, capital markets and fundraising, and third-party asset management. Mr. Rudd also has extensive experience in the build out, scaling and management of other corporate functions including information technology, servicing, marketing, legal, compliance and human resources. Mr. Rudd was previously the Senior Vice President of Corporate Strategy and Business Development and a Group Financial Officer of Heller Financial, Inc., a Director of Internal Audit at Transamerica Corporation and began his career as an auditor at Price Waterhouse. Mr. Rudd is currently an independent member of the board of directors of Billyard Insurance Group, a Canadian insurance brokerage, and serves as the chair of the Audit Committee. He is also an advisor to, and the Chief Financial Officer of, Palm Therapeutics, Inc., a start-up biotech company. Mr. Rudd earned a B.A. in Accounting from the University of Northern Iowa and an M.B.A. in Finance and Marketing from Northwestern University. He is a Certified Public Accountant (Inactive). Mr. Rudd joined the Board in December 2023. Mr. Rudd also serves as an independent trustee on the boards of Antares Strategic Credit Fund and Antares Private Credit Fund.

Chen Yi (Jean) Hsu, Director. Ms. Hsu retired from the role of global head of Private Debt at CalPERS in 2024. Ms. Hsu sat on CalPERS Investment Underwriting Committee, Operations and Administration Committee, and Total Fund Management Committee which determine the strategies and allocation for the Total Fund. She had served in several senior management positions during her 24 years at CalPERS including Managing Investment Director for Opportunistic Strategies. Prior to joining CalPERS, Ms. Hsu was an attorney in Taiwan focusing on banking and securities as well as corporate finance. Ms. Hsu is a Fulbright Scholar with an MBA from Wharton Business School, University of Pennsylvania. She joined the Board in June 2025. Ms. Hsu also serves as an independent trustee on the boards of Antares Strategic Credit Fund and Antares Private Credit Fund.

Executive Officers Who are not Directors

Thomas Sweeney, Chief Financial Officer and Principal Accounting Officer – Mr. Sweeney is Chief Financial Officer of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund. Mr. Sweeney is also a Managing Director and a senior finance professional at Antares Capital. Prior to joining Antares Capital LP, Mr. Sweeney was Controller and Assistant Treasurer of BDCs at Oaktree Capital Management, L.P. from 2017 to 2025, and a Vice President of financial reporting at Fifth Street Asset Management. In addition, Mr. Sweeney provided audit services to alternative asset management industry clients at Deloitte and Touche from 2005 to 2015. Mr. Sweeney holds a BS in Accounting from the State University of New York at Binghamton and is a New York State Certified Public Accountant.

Malvika Gupta, Chief Compliance Officer – Ms. Gupta is Chief Compliance Officer of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund. Ms. Gupta is also Deputy General Counsel at Antares Capital. Her practice focuses on Advisers Act and 1940 Act issues. Ms. Gupta has in-depth experience in regulatory matters and litigation involving the asset management industry, including how securities laws interact with ERISA. Prior to joining Antares Capital, Ms. Gupta served as an Attorney-Adviser and Senior Examiner in the SEC’s Private Funds Unit (PFU), where she specialized in the ERISA issues facing managers under exam. She has also worked at the U.S. Department of Labor’s EBSA on civil and criminal investigations. Her industry experience includes Merrill Lynch and Lehman, where she provided legal services regarding derivatives and other financial products. Malvika graduated from CUNY School of Law at Queens College and received her Bachelor of Arts in English and Philosophy from SUNY at Geneseo College.

Steve Rubinstein, Vice President - Mr. Rubinstein is Vice President of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund. Mr. Rubinstein is a Managing Director and Senior Portfolio Manager within the Asset Management team at Antares Capital and is part of the Investment Team responsible for managing the Company’s portfolio. Prior to joining the Asset Management team, Steve was most recently a Managing Director on the Junior Capital team where he was responsible for screening, underwriting and managing the unitranche and junior capital portfolio. Additionally, Steve serves as a member of the Antares’ Liquid Credit Investment Committee. Steve joined Antares in 2008 from Merrill Lynch Capital where he began his career and was responsible for structuring and underwriting sponsor-backed leverage finance transactions. Steve graduated with a degree in finance from the University of Wisconsin–Madison and earned his MBA from Northwestern University’s Kellogg Graduate School of Management.

Andrew Packer, Secretary – Mr. Packer is Secretary of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund. Mr. Packer has over 25 years of legal experience both in-house and at premier law firms. He currently serves as Chief Corporate Counsel for Antares Capital, where his legal responsibilities include representing the company and its affiliates with respect to corporate governance, board and committee matters, corporate finance, tax, finance, strategic initiatives, and other matters. Prior to Antares, Andrew served as senior counsel at GE Antares, where he focused on lending transactions and joint ventures, including the Senior Secured Loan Program and the Middle Market Growth Program. Previously, he held roles at Heller Financial Inc. and Altheimer & Gray after beginning his legal career with Katten Muchin Rosenman LLP. Andrew holds a bachelor’s degree in accounting and a JD degree from the University of Illinois.

Jim Van Pelt, Treasurer - Mr. Van Pelt is Treasurer of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund. Mr. Van Pelt is the Treasurer of Antares Capital. Prior to joining Antares Capital in 2016, he was a senior vice president, treasury at Golub Capital. Previously, he was vice president of structured finance at Antares Capital and was also an associate at Heller Financial, Inc. Mr. Van Pelt received a B.A. in Economics from the University of Illinois, Champaign-Urbana.

Communications with Directors

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Directors or any group or committee of Directors, correspondence should be addressed to the Board or any such individual Directors or group or committee of Directors by either name or title. All such correspondence should be sent to Antares Strategic Credit Fund II LLC, 320 South Canal Street, Suite 4200, Chicago, IL 60606, Attention: Chief Compliance Officer.

Committees of the Board

An Audit Committee and a Nominating and Governance Committee have been established by our Board. All Directors are expected to attend at least 75% of the aggregate number of meetings of our Board and of the respective committees on which they serve. We require each Director to make a diligent effort to attend all Board and committee meetings as well as any annual meeting of our shareholders.

Audit Committee.

The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The audit committee will also have principal oversight of the valuation process used to establish the Company’s NAV. The audit committee is presently composed of three persons, including Mr. Rudd, Ms. Bassett and Ms. Hsu, all of whom are considered independent for purposes of the 1940 Act. Mr. Rudd serves as the chair of the audit committee. Our Board has determined that Mr. Rudd qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the audit committee is available in print to any shareholder who requests it.

Nominating and Governance Committee.

The nominating and governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of Independent Directors. The nominating and governance committee will also have principal oversight over the process used to approve co-investments for the Company. The nominating and governance committee consists of three persons, including Mr. Rudd, Ms. Bassett and Ms. Hsu, all of whom are considered independent for purposes of the 1940 Act. Ms. Bassett serves as the chair of the Nominating and Governance Committee.

The Nominating and Governance Committee will consider nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our Bylaws. Our Bylaws provide that a shareholder who wishes to nominate a person for election as a Directors at a meeting of shareholders must deliver timely written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the Bylaws. In order to be eligible to be a nominee for election as a Directors by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.

A copy of charter of the Nominating and Governance Committee is available in print to any shareholder who requests it.

Investment Committee

Investment decisions generally require consensus approval of the Investment Committee. The Investment Committee will meet regularly to vet new investment opportunities, and evaluate strategic initiatives and actions taken by the Adviser on our behalf. The day-to-day management of investments approved by the Investment Committee will be overseen by the Investment Team.

All of the Investment Committee members have ownership and/or financial interests in, and may receive compensation and/or profit distributions from, the Adviser and/or its affiliates. None of the Investment Committee members receive any direct compensation from us.

Members of the Investment Committee Who Are Not Our Directors or Executive Officers

Timothy G. Lyne, Chief Executive Officer – Mr. Lyne was one of the founding partners of Antares Capital Corporation, which was acquired by GE Capital in 2005. GE Capital is predecessor in interest to Antares Capital. Mr. Lyne is the chief executive officer of Antares Capital and a member of the Adviser's Investment Committee and a vice president of the Adviser. Mr. Lyne also is a member of the Antares Capital Executive Committee. Previously, Mr. Lyne served as Antares Capital’s chief operating officer from April 2020 to December 2021 and was head of the firm’s Asset Management business and president of Antares Capital Advisers from August 2015 to August 2018. Prior to joining Antares Capital, Mr. Lyne was a senior managing director at GE Antares, where he was the commercial leader for two joint ventures, including the Senior Secured Loan Program and the Middle Market Growth Program, and was a member of the GE Antares Investment Committee. Prior to forming Antares Capital Corporation, Mr. Lyne held roles at the merchant banking group at GE Capital as well as the Corporate Finance Group at Heller Financial, Inc. Mr. Lyne received a B.A. in Economics from the University of Illinois and an MBA from Northwestern University Kellogg Graduate School of Management. He has 36 years of industry experience, including 27 years with Antares Capital and its predecessors in interest. He currently serves on the Board of Trustees for the Executives’ Club of Chicago and on the Dean’s Business Council at Gies College of Business at the University of Illinois at Urbana-Champaign.

Shannon Fritz, Senior Managing Director and Chief Credit Officer – Ms. Fritz is senior managing director and the chief credit officer for Antares Capital. Ms. Fritz is a member of the Adviser's Investment Committee and a member of the Antares Capital Executive Committee. She is responsible for structuring, underwriting, documenting and managing transactions and oversees the firm’s Portfolio Management, Risk & Reporting and Strategic Insights functions. Ms. Fritz joined Antares Capital Corporation in 2004. Antares Capital Corporation was acquired by GE Capital in 2005. GE Capital is predecessor in interest to Antares Capital. Prior to Antares Capital, Ms. Fritz was with the asset-based lending group of Transamerica in audit, portfolio management and underwriting. Ms. Fritz earned a bachelor’s degree in international business from the University of Illinois and an MBA from Northwestern University’s Kellogg Graduate School of Management. She has 24 years of industry experience, including 20 years with Antares Capital and its predecessors in interest.

Michael Hynes, Managing Director and Co-Head of Originations – Mr. Hynes is a senior managing director and co-head of Originations for Antares Capital. He leads the firm’s Midwest and West Coast sponsor coverage activities. Mr. Hynes serves on the Adviser's Investment Committee and is a member of the Antares Capital Executive Committee. Mr. Hynes joined Antares Capital Corporation in 2002 in an underwriting and portfolio management role. Antares Capital Corporation was acquired by GE Capital in 2005. GE Capital is predecessor in interest to Antares Capital. Prior to Antares Capital, Mr. Hynes worked in the leveraged financed group at LaSalle Bank. Mr. Hynes graduated from the University of Notre Dame and earned his JD/MBA from Loyola University Chicago. He has 24 years of industry experience, including 21 with Antares Capital.

Troy Unell, Senior Managing Director and Head of Capital Markets – Mr. Unell is senior managing director and head of Capital markets for Antares Capital. He leads the firm’s capital markets activities, which consist of structuring and syndicating Antares Capital’s originated transactions. He is a member of the Adviser's Investment Committee and is a member of the Antares Capital Operating Committee. Prior to joining GE Antares in 2005, Mr. Unell held positions at GE Capital focused on underwriting, asset securitization and restructuring transactions. Mr. Unell began his career at PPM America after graduating from Iowa State University. Mr. Unell graduated with honors from the University of Chicago Booth School of Business with an MBA in analytic finance and entrepreneurship. He has 25 years of industry experience, including 18 with Antares Capital.

The foregoing lists of personnel may not be complete lists and are subject to change, at any time, at the discretion of the Adviser, and no assurance can be given that such personnel will remain in their current positions or retain their current functions with regard to the platform or the Company. Also, the Adviser may change the scope of senior management, portfolio management or the Investment Committee’s responsibilities from time to time, or may conduct periodic portfolio reviews through other internal management committees within guidelines and constraints approved by the Investment Committee. The Adviser undertakes no obligation to update the foregoing description relating to senior management, portfolio management or the Investment Committee in the event of a change in personnel or in the scope of responsibilities.

Code of Ethics.

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics at the is available on the EDGAR Database at the Commission’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Securities Trading Policy

The Company has adopted a Securities Trading Policy applicable to us, our officers and our directors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Securities Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our officers receives direct compensation from us, except that the Company bears the compensation of our chief compliance officer and chief financial officer and their respective staffs. The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead, including compensation (including salaries, bonuses and benefits) paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).

Compensation of Directors

Our Directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the board and committee meetings and annual fees for serving as a committee chairperson. These Directors are Mr. Rudd, Ms. Bassett and Ms. Hsu. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

				Annual Committee Chair Cash Retainer
Aggregate Fund Complex Net Asset Value (1)(2)	Annual Compensation	Board Meeting Fee	Audit Committee Meeting Fee	Audit	Nominating and Governance
Less than $1.5 billion	$137,500	$5,000	$2,000	$20,000	$5,000
$1.5 billion - $5.0 billion	$175,000
$5.0 billion - $10.0 billion	$212,500
More than $10.0 billion	$250,000

(1)
The “Fund Complex” consists of the Company, Antares Strategic Credit Fund and Antares Private Credit Fund.
(2)
As of December 31, 2025, the Aggregate Fund Complex’s net asset value is between $1.5 billion - $5.0 billion.

We also reimburse each of the Directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our Directors who also serve in an executive officer capacity for us or the Adviser or its affiliates.

The above compensation shall be allocated between entities within the Fund Complex on a pro-rata basis.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the period from April 15, 2025 (inception) to December 31, 2025.

	Period from April 15, 2025 (inception) to December 31, 2025
Director	Total Compensation from the Company	Total Compensation from the Fund Complex (1)(2)
Neil Rudd	$5,994	$206,873
Susan Bassett	$5,843	$193,733
Chen Yi (Jean) Hsu	$5,792	$117,476

(1)
The “Fund Complex” consists of the Company, Antares Strategic Credit Fund and Antares Private Credit Fund.
(2)
Total compensation for the Fund Complex covers the period January 1, 2025 to December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 19, 2026, information with respect to the beneficial ownership of our Common Shares by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•
each of our Directors and each executive officer; and
•
all of our Directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

Common Shares Beneficially Owned
Name and Address	Type of Ownership	Number	Percentage
Interested Directors (1)
Vivek Mathew	—	—	—
Tyler Lindblad	—	—	—
Independent Directors (1)
Susan Bassett	—	—	—
Neil Rudd	—	—	—
Chen Yi (Jean) Hsu	—	—	—
Executive Officers who are not Directors (1)
Thomas Sweeney	—	—	—
Malvika Gupta	—	—	—
Steve Rubinstein	—	—	—
Andrew Packer	—	—	—
Jim Van Pelt	—	—	—
Other
Antares Holdings LP	Beneficial	2,090,336	70.34%
All officers and Directors as a group		—	—

(1)
The address for all of the Company’s officers and Directors is Antares Strategic Credit Fund II LLC, c/o Antares Capital Credit Advisers LLC 320 South Canal Street, Suite 4200, Chicago, IL 60606.

The following table sets forth the dollar range of our equity securities as of December 31, 2025.

Name and Address	Dollar Range of Equity Securities (1)(2)	Dollar Range of Equity Securities in the Fund Complex (1)(2)
Interested Directors (1)
Vivek Mathew	—	—
Tyler Lindblad	—	—
Independent Directors (1)
Susan Bassett	—	—
Chen Yi (Jean) Hsu	—	—
Neil Rudd	—	—

(1)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)
The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

Market Information

Our outstanding Common Shares will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity” for more information.

Because our Common Shares have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and can be required to be held indefinitely. Such Common Shares cannot be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted and (2) the Common Shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder could, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Shares can be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us.

Distributions

Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Private Offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your Common Shares.

From time to time, we may also pay special distributions in the form of cash or Common Shares at the discretion of our Board.

We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. See “Item 1. Business—Investment Advisory Agreement and Administration Agreement.”

Consistent with the Code, shareholders will be notified of the source of our distributions. Our distributions may exceed our earnings and profits. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. See “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

If we issue senior securities, we may be prohibited from making distributions if doing so causes us to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement and the Administration Agreement. Various potential and actual conflicts of interest may arise from the overall investment activities of the Adviser and the Company for their own accounts and for the accounts of others. The conflicts of interest that may be encountered by the Company include those discussed below and elsewhere throughout this Registration Statement, although such discussions do not describe all of the conflicts that may be faced by the Company. Dealing with conflicts of interest is complex and difficult, and new and different types of conflicts may subsequently arise.

In serving in these multiple capacities, the Adviser and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our shareholders. For example, the economic disruption and uncertainty precipitated by the COVID-19 pandemic has required the Adviser and its affiliates to devote additional time and focus to existing Portfolio Companies in which other funds and accounts managed by the Adviser and its affiliates hold investments. The allocation of time and focus by personnel of the Adviser and its affiliates to these existing Portfolio Company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.

Subject to certain 1940 Act restrictions on co-investments with affiliates, the Adviser will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that, in accordance with the Adviser’s code of ethics and firm-wide allocation policies, we might not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities sponsored or managed by the Adviser and its affiliates over time.

The Adviser and its affiliates have policies and procedures in place that are designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its similar fiduciary obligations to other clients. To the extent that we compete with entities sponsored or managed by the Adviser or its affiliates for a particular investment opportunity, the Adviser will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (1) internal firm-wide conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Firm-wide allocation policies are intended to ensure that, over time, we generally share equitably with other accounts sponsored or managed by the Adviser or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that are suitable for us and such other accounts. There can be no assurance that the Adviser or its affiliates’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

Potential Conflicts of Interest

Introduction

The following inherent or potential conflicts of interest should be considered by prospective investors before subscribing for the Common Shares.

Compensation

The Investment Advisory Agreement has been negotiated at arm’s length. The Management Fee payable to the Adviser by the Company is payable without regard to the overall success of, or income earned by, the Company. In addition, the Adviser will also receive Incentive Fees from the Company based upon profits of the Company.

The Company will be Subject to Various Conflicts of Interest Involving the Adviser Parties

The Antares Lending Platform operates in its own economic interests and neither it nor any Adviser Party (other than the Adviser) is generally obligated, or should be expected, to take into account the Company’s interests in making any decision, including with respect to the origination, terms and availability to the Company of loans and decisions with respect to an Adviser Party's or Other Account’s interest in a loan. Moreover, when personnel of the Adviser are shared with other Adviser Parties or otherwise act on behalf of the Antares Lending Platform, an Antares’ Party’s or an Other Account, such personnel have an obligation to pursue the best interests of the party on whose behalf they are acting at the time, whose interests could diverge from the best interest of the Company. As a result, a decision made by or on behalf of an Adviser Party or the Antares Lending Platform (including by shared personnel) could adversely impact the amount, price, availability, terms and subsequent decisions with respect to Portfolio Loans in which the Company ultimately invests.

Additionally, the Adviser’s indirect owners have an interest in investments held by the Antares Lending Platform (and through which are expected to invest alongside the Company in accordance with the Allocation Policy). Additionally, such owners are market participants that could compete, or cooperate with, the Company as well as, subject to the 1940 Act and the conditions of the co-investment exemptive order issued by the SEC, invest in more junior interests or competing tranches in the same Portfolio Loan as the Company. Other than when competing for an investment, the Antares Lending Platform expects to share information with such owners. Additionally, there is overlap, from time to time, between the investment activities of the Company and the Adviser’s indirect owners, and changes in market conditions can result in additional interactions between the Company and such owners.

Sourcing of Portfolio Loans Primarily from the Antares Lending Platform

The Adviser will source Portfolio Loans for the Company primarily from the Antares Lending Platform, which makes decisions in its own interest and is not required to act in the best interest of the Company with respect to, among other things, the availability, price or terms of a loan. See “Item 1A. Risk Factors—Certain Investment Risks—It is Anticipated That All or Most of the Portfolio Loans Will Be Sourced by Adviser Parties.” The Adviser will determine based on a variety of factors, including when capital is efficiently available through subscription proceeds or a leverage facility, when to recommend or initiate the Company’s acquisition of a Portfolio Loan. Acquisitions are also contingent on co-investment transaction approvals from the Board (to the extent required by the co-investment exemptive order) as well as, where relevant, other approvals including from a leverage provider or third-party loan agent. Once the Adviser agrees to purchase a Portfolio Loan for the Company, the Company bears the risk of changes in valuation as well as the borrower’s credit risk. Upon acquiring the Portfolio Loan, the Company will be entitled to the economic interests of such Portfolio Loan and therefore will receive the future interest, fees and principal payments made by the borrower and begin to pay Management Fees on the outstanding balance of the Portfolio Loan.

The Antares Lending Platform, Other Accounts and Certain Other Parties can Invest in Different Levels of the Capital Structure and Take a Non-Controlling Equity Interest in an Obligor

The Company and Other Accounts, as well as the Antares Lending Platform, other co-investors, and each of the Canada Pension Plan Investment Board and Northleaf Star Holdings LP as the parent companies of ACM (and/or each such parent company’s other subsidiaries and companies in which such parent companies or its other subsidiaries own some or all of the equity interests (collectively, “Parent Companies”)) and their respective affiliates can, and often will, invest at different levels of the capital structure of a particular obligor to the extent permitted by applicable law and the terms of the co-investment exemptive relief, and such parties may also engage in net asset value financings to funds (a “borrowing fund”) and concurrently invest in direct loans to the borrowing fund’s underlying investments. In connection with any such investment by any such parties in an obligor or in one or more loans, such parties will act in their own best interest (or in the case of the Company or an Other Account, the Adviser and its advisory affiliates will endeavor to act in the best interest of the Company or such Other Account, in each case, on whose behalf it is acting at the time) without regard for the interests of such other parties (including, in the case of actions by or on behalf of such Other Accounts, the Antares Lending Platform or the Parent Companies or any of their respective affiliates, the Company). Additionally, to the extent permitted by applicable law and the terms of the co-investment exemptive relief, the Antares Lending Platform and/or the Parent Companies (or, in the case of Other Accounts, the Adviser or its advisory affiliates, as applicable, on behalf of such Other Accounts) or their respective affiliates frequently request that an obligor (or one or more of its direct or indirect equity owners) sell, at fair market value to the Antares Lending Platform (or any such) Parent Company, Other Account or any such affiliate for investment purposes, a small, non-controlling equity interest in such obligor or owner that may or may not be attached to or be part of the consideration for any loan made by such party to such obligor and could be subject to significant voting and transfer restrictions. In cases where the Adviser and its affiliates and their respective personnel are acting on behalf of multiple parties (including the Company) whose interests diverge in a particular situation, the Adviser will have an obligation to pursue the best interests of each of the parties on whose behalf it is acting at such time. Actions taken on behalf of any party (other than the Company) should be expected to be disadvantageous to the Company. In addition, the Adviser could choose (but will not be required) to implement particular procedures and controls in situations where it deems it necessary or appropriate to do so (which could include, but is not limited to, engaging an independent party to make or review decisions made by the Adviser). There can be no assurance, however, that the Adviser will choose to do so.

The Adviser Parties and Their Affiliates (Including the Antares Lending Platform and the Parent Companies) Engage in a Broad Range of Investment Activities

The Adviser Parties, as applicable, engage and intend to engage in a broad range of investment and other activities other than those that the Adviser will engage in on behalf of the Company, including, among other things, originating loans through the Antares Lending Platform, owning loans in their proprietary accounts (including through subsidiaries and joint ventures), trading loans and providing loan agent and/or other services to their proprietary accounts, to Other Accounts and to third parties. In addition, the Adviser Parties are part of a multi-national organization engaged in a broad range of lending, investment and other activities itself and through its other affiliates and the Parent Companies each engage in their own lending, investing and other activities. As a result, the Adviser is subject to significant actual and potential conflicts of interest in managing the investment activities on behalf of the Company. While some of these conflicts are common for investments in assets similar to the Portfolio Loans where an affiliate of the loan originator is the investment adviser of the related client and such affiliated group owns some portion of the loans in which such client invests, the shareholders should consider them carefully. The following summarizes some of these conflicts, but is not intended to be an exhaustive list of all such conflicts or their potential consequences and there can be no assurance that other conflicts of interest will not arise based on the wide-ranging current and future activities of the Adviser Parties and their affiliates.

The Allocation Policy

Under the Adviser’s Allocation Policy (“Allocation Policy”), investment opportunities in loan tranches that are within the Company’s investment strategy (each an “Eligible Loan”) are allocated among: (i) accounts (including that of the Company) advised by the Adviser and/or one or more of its advisory affiliates including, without limitation, Platform Balance Sheet Clients, separately managed accounts, funds, and CLO issuers (collectively “Clients”); (ii) contract investors; and (iii) persons with whom the Adviser or its affiliates has a relationship and/or has determined to offer co-investment opportunities (“Co-Investors”) if any. Co-Investors could include affiliates of the Adviser, other Clients, investors in a Client or Other Accounts, or a third party.

The Allocation Policy is generally intended to promote allocations of investment opportunities in respect of Clients consistent with their respective investment objectives and restrictions in a manner that is fair and equitable over time. Additionally, where there is limited supply of an Eligible Loan, the Allocation Policy seeks to allocate the Eligible Loan on a pro rata basis, where practicable and subject to certain considerations relevant to participating or potentially participating accounts, as described in the Allocation Policy. These considerations can include (but are not limited to): (i) whether the allocation of the Eligible Loan would result in a de minimis allocation to the Company; (ii) portfolio circumstances including ramping, strategy or product incubation, compliance with or optimization of portfolio-level tests and expected cash movements due to contributions or redemptions; (iii) the terms of contract investor agreements; (iv) participants’ business interest in the closing or syndication of the loan, to help assure the continued availability of Eligible Loans for investment by Clients and/or to maintain the Antares Lending Platform’s ability to source future loans to the benefit of Clients; (v) with respect to an investment opportunity originated and/or arranged by a third party, the relationship of a particular Client to or with such third party; (vi) cash availability of Clients, taking into account any availability under any financing arrangement, to the extent established and accessible for each applicable Client; (vii) permitted leverage and available financing for the investment opportunity (including, without limitation, taking into account the levels/rates that would be required to obtain an appropriate return and covenant compliance and the curing of any default or event of default under the applicable financing document); and/or (viii) such other criteria as are reasonably related to a reasonable allocation of a particular investment opportunity to one or more Clients (e.g., in the case of a Client ramp-up period or when incubating a particular investment strategy or product or, in connection with a Client that directly or indirectly finances its assets, compliance with or optimization of collateral quality tests, portfolio concentration limits, overcollateralization triggers, interest coverage tests or any other test that diverts cash flow from payment to the equity owners of the related entity).

Allocations of Related Equity

When equity securities are available in connection with a Portfolio Loan (“Related Equity Securities”), and subject to the 1940 Act and the conditions of the co-investment exemptive order issued by the SEC, the Adviser and its advisory affiliates seek to allocate such Related Equity Securities to the Company and others for whom Related Equity Securities are within the expected portfolio profile (each a “Potential Related Equity Securities Participant”) in a manner that is fair and equitable over time and consistent with the Allocation Policy. In general, Related Equity Securities will first be offered pro rata to each Potential Related Equity Securities Participant based on a ratio determined by the Adviser and its advisory affiliates and described in more detail in the Allocation Policy. Should any Related Equity Securities remain following such allocation, it will be reoffered, pro rata and on an iterative basis, to each Potential Related Equity Securities Participant that accepted the amount of Related Equity Securities previously offered to it. Any remaining Related Equity Securities following all subsequent reoffers will be retained by the Platform Balance Sheet Client.

Loan Sales

The Adviser faces a conflict of interest if the Adviser seeks to sell one or more Portfolio Loans for the Company while the Clients, the Platform Balance Sheet (including other Platform Balance Sheet Clients) or Other Accounts are selling portions of the same Loan. In these circumstances, the sale opportunities will be allocated in accordance with the Allocation Policy, as described above. Additionally, the Adviser can seek to sell all or any portion of a Portfolio Loan for the Company while retaining all or any portion of such Loan in the portfolio of other clients. The Adviser and/or its advisory affiliates could also sell all or any portion of an Eligible Loan for one or more Clients even though the Antares Lending Platform (to the extent it acquired such Eligible Loan for the Platform Balance Sheet) elects not to sell all or the same proportion of such Eligible Loan for the Company, other Platform Balance Sheet Clients or the Platform Balance Sheet. The Adviser will make its determination or recommendation, as applicable, to acquire or sell a Portfolio Loan pursuant to its duties under the Company Documents. The Antares Lending Platform will make its own independent decisions with respect thereto in their own best interests and other Adviser Parties acting on behalf of Other Accounts will make independent decisions in the interests of such Other Accounts, which could differ from the Company’s interests. As a result, decisions made by the Antares Lending Platform or Adviser Parties will not necessarily be the same as those made by the Adviser on behalf of the Company.

Loans to Clients or Client-Related Entities

The Antares Lending Platform can make one or more loans to an entity (or an entity may act as guarantor for an obligor) (each, a “Related Obligor”) that is, is an affiliate of, or otherwise does business with or acts for, one or more other Clients and/or the Adviser’s advisory affiliates (each a “Related Client”).

When presented with an opportunity to make such a loan, the Antares Lending Platform and the Adviser can consider present, and potential future conflicts and could determine to make the loan, to impose restrictions or conditions or to decline to make the loan, or to cause any particular client(s) to refrain from participating in the loan, notwithstanding that other Clients or the Platform Balance Sheet participate.

The Adviser will be subject to potential conflicts of interest between the role of the Antares Lending Platform as a creditor of the Related Obligor and the Adviser’s (and its advisory affiliates’) role as an investment adviser and fiduciary to the Related Clients, in that certain actions the Antares Lending Platform might take with respect to such loan could have a direct or indirect negative impact on the Related Clients. To the extent that the Adviser believes that such a loan is at risk of becoming distressed or non-performing, the Adviser could face a conflict in allocating loans to Related Clients, due to concerns about the Related Clients’ ability to perform their obligations thereunder. Conversely, a positive business relationship with a Related Obligor (or a related party) could incentivize the Adviser to give a preference to Related Clients when allocating loans among clients. In addition, if the Adviser allows one or more of its other clients to participate in such a loan, the Adviser will face a further conflict between the Adviser’s (and its affiliates’) interest in maintaining a relationship with the Related Obligor, maintaining their relationship with the Related Clients, and otherwise acting in the best interest of their clients.

These conflicts could result in the Antares Lending Platform or the Adviser favoring either the Related Obligor, the Related Clients, the Platform Balance Sheet and/or other clients that participate in the relevant loan with respect to: (i) the initial terms of the loan; (ii) decisions with respect to extensions, modifications or waivers; (iii) decisions with respect to the exercise of remedies; and (iv) decisions with respect to allocating future loans. The existence of such conflicts and actions taken or not taken by the Adviser with respect to such loan could result in losses for clients that hold such loans, including the Related Clients, particularly if the Adviser does not exercise remedies with respect to such loan because it does not want to disrupt a relationship with the Related Obligor or Related Clients. If the Adviser determines to forego participation in such loans on behalf of clients, the clients will not enjoy the benefits of any returns earned on the loan, which could be in excess of those experienced by other loans in which the clients do invest.

As noted above, in cases where the Adviser and its personnel are acting on behalf of multiple clients (including Related Clients) whose interests diverge in a particular situation, the Adviser has an obligation to pursue the best interests of each of the parties on whose behalf it is acting at the time, even where that action may be disadvantageous to another client. Moreover, as fiduciary to its clients, and consistent with the Adviser’s Code of Ethics, the Adviser may not place its own interests (including, but not limited to, those arising from its relationships with Related Obligors) ahead of those of its clients when acting on clients’ behalf and making decisions impacting loans held by such clients. Finally, as described herein, the Adviser has adopted a detailed allocation methodology in an effort to ensure that allocations of loan opportunities are made on a fair and equitable basis, notwithstanding relationships between the Adviser or its affiliates and Related Obligors. The Adviser believes that these policies and procedures help to mitigate the conflicts of interest posed by its relationships with Related Obligors and Related Clients; however, the Adviser reserves the right to implement additional procedures and controls in situations where it deems it necessary or appropriate to do so (which may include, but is not limited to, engaging an independent party to make or review decisions made by the Adviser involving Related Obligors).

The Adviser Parties and the Antares Lending Platform can Take Into Account Their Relationships with Obligors and/or Private Equity Sponsors

The Antares Lending Platform is expected to act as an underwriter or arranger or otherwise participate in the origination, structuring, negotiation, syndication or offering of many of the Portfolio Loans that could be acquired by the Company and those Portfolio Loans typically will involve an obligor with a private equity sponsor. The Antares Lending Platform typically engages in repeat transactions with private equity sponsors and with certain obligors. Such relationships will present conflicts of interest to the extent that the Antares Lending Platform relies on the steady flow of business opportunities from such private equity sponsors. The Adviser Parties (including the Adviser and its affiliates) should be expected to take into account their relationships or the relationships of their affiliates (including the Antares Lending Platform) with obligors and private equity sponsors which can create conflicts of interest. While pursuing business for the benefit of the Adviser Parties, the Lending Platform or an Adviser can (and in certain circumstances will have an incentive to) agree to or propose certain amendments, consents, waivers or other modifications to a loan facility in which the Portfolio Loan is a part (e.g., repricing, covenant or other relief) that a lender might not otherwise agree to, or could offer to arrange a new financing which permits the obligor to repay an existing Portfolio Loan, in an attempt to maintain good relationships with obligors and private equity sponsors. Such actions could be adverse to the Company’s interest. In addition, if market or other conditions result in the tightening of credit spreads or if requisite lender consent is not available for a requested action of an obligor or its private equity sponsor, the Antares Lending Platform might be willing to modify or amend an existing Portfolio Loan to lower the pricing or agree to other less favorable terms, or be willing to offer other debt products that are not suitable for direct or indirect investment by the Company or, if suitable, may not be offered to the Company. As a result, Portfolio Loans could be repaid or required to be sold prior to their scheduled maturity and replaced with other Portfolio Loans with lower pricing or terms less favorable to the Company or not replaced at all, and in either case this could adversely affect the returns of the Company.

Loans Sourced by the Antares Lending Platform Are Often Prepayable at the Option of the Obligor

A Portfolio Loan could have certain protective rights against prepayment such as prepayment or call premiums, and on occasion, the Adviser or other Adviser Parties or the Platform Balance Sheet participating in the related loan facility could choose to waive these prepayment or call premiums. The interests of such other parties holding portions of such loan facility might not be aligned with the interests of the Company. In addition, the Adviser or other Adviser Parties could have fiduciary duties to multiple holders of such Portfolio Loans (including Other Accounts), and it is not always the case that each such holder’s interest will be aligned with the interests of other holders, such as the Company, with respect to waivers of prepayment or call protections. In general, holders of loans who participate in a refinancing of such loan would benefit from a waiver, while those that do not participate would generally prefer to apply prepayment premiums and other prepayment protections.

When determined to be in the overall best interests of all of Clients, the Adviser or its affiliates can cause the relevant Client to waive prepayment premiums or other similar call premiums in certain circumstances, including when the Platform Balance Sheet is involved in the refinancing, restructuring or other modification of such assets. To the extent the Company does not participate directly or indirectly in a refinancing, the Adviser faces a potential conflict of interest between its duty to the Company and the interests of the Platform Balance Sheet and Other Accounts that will participate in the refinancing, as well as, in some cases, the interests of other Adviser Parties.

An Adviser Party Provides Information to Loan Pricing Services Which can Affect the Valuation Done by the Adviser Under its Valuation Policy

With respect to certain Portfolio Loans, the only bid or ask price that is often available for purposes of the Adviser’s Valuation Policy is expected to be one that is provided by an Adviser Party to an applicable pricing service which will be a price for all of the tranches of loans taken as a whole in the related loan facility. While such Adviser Parties expect that the Antares Lending Platform will seek to supply bid and/or ask prices that it believes to be reflective of the market value of such loans taken as a whole, in the absence of a current third party firm bid or ask prices in the market or another third party check on those prices, the prices supplied to any pricing service by an Adviser Party might not reflect the price a third party would actually pay for such loans taken as a whole or for a single tranche of the loans under such loan facility, which could result in the valuations for the Company’s Portfolio Loans under the Valuation Policy (which considers prices on relevant pricing services as one element of the valuation process) remaining artificially high or low.

Time and Attention of Personnel

All personnel of the Adviser are employees of Antares Capital and/or its affiliates. The Adviser’s shared personnel will devote such time to the activities of the Company as is necessary to properly perform the Adviser’s obligations to the Company. However, such shared personnel also work, and in the future will work, in the businesses of, and/or perform services for, the other Adviser Parties, the Antares Lending Platform and Other Accounts, including Other Accounts raised in the future. Conflicts will arise in the allocation of management and personnel resources as among such various activities. The Investment Advisory Agreement does not require Adviser personnel or personnel of any of the other Adviser Parties to devote their full time or any material portion of their time to the Company. In the event that any of such personnel ceases to be actively involved with the services performed by the Adviser on behalf of the Company, the shareholders will be required to rely on the ability of the Adviser to identify and retain other investment professionals to perform such services on the Company’s behalf. When working on behalf of another Adviser Party, the Antares Lending Platform or an Other Account, such personnel are expected to act in the best interest of that party, whose interests could diverge from the Company’s interests. Nevertheless, these officers and directors, along with our investment adviser, and other key personnel, will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Diverse Membership

The shareholders in the Company are expected to include U.S. federal income taxable and tax exempt entities, and institutions from jurisdictions outside of the United States. Such shareholders often have conflicting investment, legal, tax, regulatory, accounting and other interests with respect to their investments in the Company. The conflicting interests among the shareholders generally relate to or arise from, among other things, the nature of investments made by the Company, the structuring of the acquisition of investments and the timing of the disposition of investments. As a consequence, conflicts of interest arise in connection with decisions made by the Adviser or its affiliates, including with respect to the nature or structuring of investments, that are more beneficial for one shareholder than for another shareholder, especially with respect to shareholders’ individual investment, legal, tax, regulatory, accounting and other situations. In selecting and structuring investments appropriate for the Company, the Adviser and its affiliates will consider the investment, legal, tax, regulatory, accounting and other objectives of the Company, not the investment, legal, tax, regulatory, accounting or other objectives of any shareholder individually.

Restrictions Arising from the Activities of the Adviser Parties and Material Non-Public Information

The Adviser Parties currently maintain limited informational walls among their businesses; although there is currently an informational wall between the Adviser Parties and their Parent Companies. However, for purposes of making and investing in loans or investing in securities and other instruments, confidential information with respect to an obligor or an investment received by one investment team within those businesses generally will be imputed to all investment teams. The Adviser and its advisory affiliates maintain policies and procedures reasonably designed to prevent the misuse of material non-public information, controls reasonably designed to allow sharing of certain internal information with Antares Liquid Credit Strategies LLC (“ALCS”), while screening borrower-specific information shared by the Antares Lending Platform and the Adviser with ALCS in accordance with the Adviser’s policies and procedures. The Adviser Parties could obtain confidential information and enter into confidentiality agreements that bind them to not only keep information confidential but also to “stand still” and comply with other restrictions. These activities could prevent the Company from directly or indirectly acquiring or disposing of certain loans, securities and other financial instruments potentially for extended periods, which in each case could be detrimental to the performance of the Company. Adviser Parties could also elect not to receive material non-public information with respect to obligors and, as a result, might not have the same information as is available to others investing in debt obligations of such obligors. In addition, certain personnel of the Adviser or other Adviser Parties or the Antares Lending Platform could possess information relating to obligors of Portfolio Loans that is not known to the personnel at the Adviser responsible for monitoring the Portfolio Loans and performing other obligations to the Company. Under such circumstances, the Adviser’s lack of knowledge might be detrimental to the Company. In addition, while the Adviser Parties currently intend to operate without information firewalls (except to the limited extent described above), one or more of them could be required by certain regulations, or decide that it is advisable, to establish or increase information firewalls (or to reduce or eliminate the limited informational screen between ALCS and the other Adviser Parties, described above).

There could also be times where the Adviser, the Parent Companies, the respective affiliates of the Adviser or the Parent Companies or the employees or personnel of any of the foregoing have access to material non-public information regarding the Portfolio Loans in which the Company directly or indirectly invests or desires to invest. In the event that the Adviser or its personnel receives such material non-public information or is required to provide such information to the Company, the Company might be prohibited from effecting transactions that it would desire to effect and thus incur losses. The Adviser and its personnel generally will not be free to divulge, or to act upon, any confidential or material non-public information and, due to these restrictions, the Adviser could be unable to initiate a transaction for the account of the Company that the Adviser otherwise might have initiated, and the Company could be frozen in an investment position that it otherwise might have liquidated or closed out.

Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in the Adviser, or one of its employees, buying or selling an investment while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on Adviser’s reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact the Adviser’s ability to provide its investment management services to its investment funds, including the applicable Company.

Investments with Respect to which Adviser Clients, Other Accounts and/or the Adviser Parties and their affiliates (including the Antares Lending Platform) could Benefit

The Company will invest in a portfolio of Portfolio Loans, equity investments and other financial instruments, assets or obligations, which could give rise to future investment opportunities as a result of relationships developed in connection with the making of one or more investments on behalf of the Company. The Adviser and its affiliates (including the Antares Lending Platform) and/or one or more other clients advised by the Adviser or its affiliates could benefit from such a future opportunity, even though the Company might not necessarily benefit from the same future opportunity or other future opportunities. As a result, the Adviser has an incentive to take such potential future opportunities and/or benefits into consideration when making current investment decisions for the Company. For example, the Company could make a follow-on investment in an obligor or Portfolio Company to maintain good business relations with the sponsor of such obligor or Portfolio Company where the Adviser believes that doing so could help it to source future investment opportunities from such sponsor that might benefit the Adviser or its affiliates (including the Antares Lending Platform) and/or one or more other clients advised by the Adviser or its affiliates, even though such opportunities might not be made available to the Company.

Other Antares Businesses

Antares expects, from time to time, to have ongoing relationships with issuers whose securities have been acquired by, or are being considered for investment by, clients. Subject to the 1940 Act and the conditions of the co-investment exemptive order, from time to time, the Company will invest in a company in which the Adviser or any of its affiliates and/or one or more other clients hold an investment in a different class of such company’s debt or equity, or vice versa. For example, Antares could acquire securities or other financial instruments of a Portfolio Company for a client which are senior or junior to securities or other financial instruments of the same Portfolio Company that are held by, or acquired for, another client (e.g., one client acquires senior debt while another client acquires subordinated debt). Conflicts of interest can arise under such circumstances. For example, in the event such Portfolio Company enters bankruptcy, the client holding securities which are senior in bankruptcy preference could have the right to aggressively pursue the issuer’s assets to fully satisfy the issuer’s indebtedness to such client, and the Adviser or its affiliates might have an obligation to pursue such remedy on behalf of such client. As a result, another client holding assets of the same Portfolio Company which are more junior in the capital structure might not have access to sufficient assets of the Portfolio Company to completely satisfy its bankruptcy claim against the Portfolio Company and suffer a loss. In such circumstances, Antares can, to the fullest extent permitted by applicable law and the conditions of the co-investment exemptive order, take steps to reduce the potential for conflicts between the interests of each of the applicable clients, including causing one or more of such clients to take certain actions that, in the absence of such conflict, it would not take (e.g., an client, including the Company, might remain passive in a situation in which it is entitled to vote or might invest in a particular asset or class of securities that seeks to align its interests with those of other clients). Any such step could have the effect of benefiting other clients or Antares at the expense of the Company. Antares has instituted policies and procedures that are reasonably designed to address such conflicts of interest and that seek to ensure that clients are treated fairly and equitably. Subject to the 1940 Act and the conditions of the co-investment exemptive order, the application by Antares of such policies and procedures is expected to vary based on the particular facts and circumstances surrounding each investment by two or more clients (including a Company) in different classes, series or tranches of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure), and, as such, investors should expect some degree of variation, and potentially inconsistency, in the manner in which potential, or even actual, conflicts of interest are addressed by Antares. While Antares' policies and procedures for addressing conflicts between clients in these situations are intended to resolve the conflicts in an impartial manner, there can be no assurance that Antares' own interests will not influence its conduct.

Subject to the 1940 Act and the conditions of the co-investment exemptive order, in certain instances, it is possible that clients managed by the Adviser or another affiliated adviser will be invested in the same or similar loans or securities as held by the Company, and which could have been acquired at different times at lower or higher prices. Those investments could also be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by the Company, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments could be in positions or interests which are potentially adverse to those taken or held by the Company. In such circumstances, measures will be taken to address such actual or potential conflicts, which can include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated advisers, requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.

Co-Investment Transactions

The Company has received an exemptive order from the SEC that permits it to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment exemptive order, the Company may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Company and one or more of such affiliated accounts. Even though the Company and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Company’s investment objective and those of one or more affiliated accounts advised by the Adviser or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and its affiliates will allocate such opportunities among the Company and such affiliated accounts in a manner consistent with the exemptive order and the Adviser’s allocation policies and procedures, as discussed herein.

With respect to co-investment transactions conducted under the exemptive order, initial internal allocations among the Company and other investment funds affiliated with the Adviser or its affiliates will generally be made, taking into account the allocation considerations set forth in the Adviser’s allocation policies and procedures as described above. If the Company invests in a transaction under a co-investment exemptive order and, immediately before the submission of the order for the Company and all other funds, accounts, or other similar arrangements advised by the Adviser and its affiliates, the opportunity is oversubscribed, it will generally be allocated on a pro-rata basis based on the size of the orders. The Board regularly reviews the allocation policies and procedures of the Adviser.

To the extent consistent with applicable law and/or exemptive relief issued to the Company, in addition to such co-investments, the Company and the Adviser or an affiliated account may, as part of unrelated transactions, invest in either the same or different tiers of a Portfolio Company’s capital structure or in an affiliate of such Portfolio Company. To the extent the Company holds investments in the same Portfolio Company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by the Adviser or an affiliated account, the Adviser may be presented with decisions when the interests of the two co-investors are in conflict. If the Portfolio Company in which the Company has an equity or debt investment and in which an affiliated account has an equity or debt investment elsewhere in the Portfolio Company’s capital structure, becomes distressed or defaults on its obligations under the private credit investment, the Adviser may have conflicting loyalties between its duties to the affiliated account, the Company, certain of its other affiliates and the Portfolio Company. In that regard, actions may be taken for such affiliated account that are adverse to the Company, or actions may or may not be taken by the Company due to such affiliated account’s investment, which action or failure to act may be adverse to the Company. In addition, it is possible that in a bankruptcy proceeding, the Company’s interest may be adversely affected by virtue of such affiliated account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy and the terms of any work-out or restructuring, raise conflicts of interest. In those circumstances where the Company and such affiliated accounts hold investments in different classes of a company’s debt or equity, the Adviser or its affiliates may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between the Company and such affiliated accounts, including causing the Company to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking action designed to reduce adversity.

Insurance

The Adviser expects to cause the Company to purchase and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company, the Adviser and/or their respective trustees, directors, officers, employees, agents, representatives, and other indemnified parties, against liability in connection with the activities of the Company. This could include a portion of any premiums, fees, costs and expenses for one or more “umbrella” or other insurance policies maintained by the Adviser or its affiliates that cover one or more Adviser Parties' funds and/or the Adviser (including their respective trustees, directors, officers, employees, agents, representatives and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella” or other insurance policies among one or more Adviser Party funds and/or the Adviser on a fair and reasonable basis, and may or may not make corrective allocations should it determine subsequently that such corrections are necessary or advisable. There can be no assurance that a different allocation would not result in the Company bearing less (or more) premiums, fees, costs and expenses for insurance policies.

Potential Litigation and Regulatory Actions Could Materially and Adversely Affect the Adviser

There can be no assurance that the Adviser or its affiliates will avoid potential litigation or regulatory actions under existing laws or laws enacted in the future. If the SEC or any other governmental authority takes issue with the practices of the Adviser or any of its affiliates as they pertain to any of the foregoing, the Adviser and/or any such affiliates will be at risk for regulatory sanction. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against the Adviser and/or such affiliates was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm the Company, the Adviser and/or their respective affiliates’ reputations. There is also a material risk that governmental authorities in the United States, Europe and beyond will continue to adopt new laws or regulations (including tax laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations. Any such events or changes could occur during the term of the Company and could materially and adversely affect the Adviser and its ability to operate and/or pursue its management strategies on behalf of the Company. Such risks are often difficult or impossible to predict, avoid or mitigate in advance.

Allocation of Expenses

From time to time the Adviser will be required to decide whether certain fees, costs and expenses should be borne by the Company, on the one hand, or the Adviser on the other hand, and/or whether certain fees, costs and expenses should be allocated between or among the Company, the Adviser, other Adviser Parties, the Antares Lending Platform and/or Other Accounts. Certain expenses could be the obligation of the Company and could be borne by the Company, or expenses could be allocated among the Company, Adviser Parties, the Antares Lending Platform and/or Other Accounts. In some cases, a Client could be obligated to bear an expense but be subject to an expense cap with respect to certain expenses such that some or all of an expense that otherwise would be allocable to such Client would ultimately be borne by the Adviser or an affiliate of the Adviser. In exercising its discretion to allocate investment opportunities and fees and expenses, the Adviser is faced with a variety of potential conflicts of interest. For example, in allocating an investment opportunity among the Company or Other Accounts with differing fee, expense and compensation structures, the Adviser has an incentive to allocate investment opportunities to the Company or Other Accounts from which the Adviser or its related persons derives, directly or indirectly, a higher fee, compensation or other benefit. Such allocation determinations are inherently subjective and give rise to conflicts of interest due to the inherent biases in the process.

Service Providers

The Adviser and/or its affiliates and the Company will generally engage common legal counsel and other advisers in a particular transaction, including a transaction in which there are conflicts of interest. In the event of a significant dispute or divergence of interest between Company, the Adviser and/or its affiliates, the parties can engage separate counsel in the sole discretion of the Adviser and its affiliates, and in litigation and other circumstances separate representation could be required. Service providers who are, in certain circumstances, shareholders in a Company or affiliates of such shareholders could also include investment or commercial bankers, pension consultants and/or other shareholders who provide other services (including mezzanine and/or lending arrangements).

Additionally, the Adviser and the Company will, from time to time, engage other common service providers. In certain circumstances, the service provider could charge varying rates or engage in different arrangements for services provided to the Adviser and/or the Company. This should be expected to result in the Adviser receiving a more favorable rate on services provided to it by such a common service provider than those payable by the Company, or the Adviser receiving a discount on services even though the Company receives a lesser, or no, discount. This creates a conflict of interest between the Adviser, on the one hand, and the Company, on the other hand, in determining whether to engage such service providers, including the possibility that the Adviser will favor the engagement or continued engagement of such persons if it receives a benefit from such service providers, such as lower fees, that it would not receive absent the engagement of such service provider by the Company.

Services required by the Company (including some services historically provided by the Adviser or its affiliates to the Company) could, for certain reasons, including efficiency and economic considerations, be outsourced in whole or in part to third parties in the discretion of the Adviser or its affiliates. The Adviser and its affiliates have an incentive to outsource such services at the expense of the Company to, among other things, leverage the use of Adviser personnel. Such services could include, without limitation, deal sourcing, information technology, license software, depository, data processing, client relations, administration, custodial, accounting, legal and tax support and other similar services. The decision by the Adviser to initially perform a service for the Company in-house does not preclude a later decision to outsource such services (or any additional services) in whole or in part to a third party service provider in the future. The fees, costs and expenses of any such third party service providers will be borne by the Company.

Subject to the restrictions of the Omnibus Guidelines, the Adviser generally can, in its discretion, recommend to the Company or to a Portfolio Company thereof (in response to a solicitation for a recommendation or otherwise) that it contract for services with (i) the Adviser or a related person of the Adviser (including but not limited to a Portfolio Company of the Company) or (ii) an entity with which the Adviser or its affiliates or a member of their personnel has a relationship or from which the Adviser or its affiliates or their personnel otherwise derives financial or other benefit. When making such a recommendation, the Adviser, because of its financial or other business interest, has an incentive to recommend the related or other person even if another person is more qualified to provide the applicable services and/or can provide such services at a lesser cost.

Additionally, employees of the Adviser or its affiliates, and/or their family members or relatives, could have ownership, employment, or other interests in such service providers. These relationships that an Adviser or its affiliates have with a service provider can influence the Adviser in determining whether to select or recommend such service provider to perform services for the Company. The Adviser will have a conflict of interest with the Company in recommending the retention or continuation of a service provider to the Company if such recommendation, for example, is motivated by a belief that the service provider will continue to invest in the Company or will provide the Adviser information about markets and industries in which the Adviser operates or is interested or will provide other services that are beneficial to the Adviser. Although the Adviser selects service providers that it believes will enhance performance (and, in turn, the performance of the Company), there is a possibility that the Adviser, because of a financial interest, business interest, or other reasons, will favor such retention or continuation even if a better price and/or quality of service could be obtained from another person. While the Adviser often does not have visibility or influence regarding advantageous service rates or arrangements, there will be situations in which the Adviser receives more favorable service rates or arrangements than the Company.

The Adviser or its affiliates and service providers often charge varying amounts or have different fee arrangements for different types of services provided. For instance, fees for various types of work often depend on the complexity of the matter, the expertise required and the time demands of the service provider. As a result, to the extent the services required by the Adviser or its affiliates differ from those required by the Company, the Adviser and its affiliates will pay different rates and fees than those paid by the Company.

In addition, Antares will from time to time enter into arrangements with service providers that provide fee discounts for certain services rendered to the Adviser, its affiliates and/or certain clients and Other Accounts, but not with respect to services rendered to the client. For example, certain law firms retained by the Adviser Parties or the Antares Lending Platform discount their legal fees for non-investment transaction-related legal services provided to an Adviser Party or the Antares Lending Platform and their respective personnel, such as legal advice in connection with the Antares Lending Platform’s operational, compliance and related matters (including matters pertaining to such personnel).

The Adviser or its affiliates will engage certain service providers (including law firms) on behalf of the Company, and personnel of such service provider could be seconded to the Adviser or its affiliates. In such circumstances, a conflict of interest exists because the Adviser or its affiliates have an incentive to select one service provider over another on the basis that the Adviser or its affiliates receive the benefit of seconded employees from such service provider, particularly where the compensation and expenses for such personnel during the secondment is borne by the service provider and not the Adviser or its affiliates.

At times, obligors or other borrowers within the Antares Lending Platform may acquire or become service providers that the Adviser, another Adviser Party or the Antares Lending Platform engages with or retains for certain business services, which can create an incentive to demonstrate preferential treatment with respect to such obligor or borrower as a result of such relationship. This presents conflicts of interest to the extent that such persons rely on the business services provided by such obligor or borrower for its operations. Adviser Parties and the Antares Lending Platform should be expected to take into account these relationship or the relationships of its affiliates with any such obligor or borrower, which can create the conflicts of interest described above.

The foregoing list of actual and potential conflicts of interest does not purport to be a complete enumeration or explanation of the conflicts involved in an investment in the Company, but does reflect all material conflicts known to the Company as of the date of this prospectus. To the extent that prospective investors would benefit from an independent review, such benefit is not available through the Company’s legal or tax advisers, the Adviser or any other Adviser Party. Such prospective investors are encouraged to seek the advice of independent legal counsel in evaluating the risks of an investment in the Company.

Board Independence

The 1940 Act requires that at least a majority of our Directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board is required to complete an independence questionnaire designed to provide information to assist our Board in determining whether the member is independent under the 1940 Act and our corporate governance guidelines. Our Board has determined that each of its members, other than Mr. Mathew and Mr. Lindblad, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any Director who has previously been determined to be independent to inform the chairman of the Board, the chairman of the nominating and corporate governance committee and our corporate secretary of any change in circumstance that could cause his or her status as an Independent Director to change. Our Board limits membership on the audit committee and the nominating and corporate governance committee to independent Directors.

Item 14. Principal Accounting Fees and Services

Audit Fees

Deloitte & Touche LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025. The Company knows of no direct financial or material indirect financial interest of Deloitte & Touche LLP in the Company.

Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees). These services may include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards, agreed-upon procedures and/or audits of seed financial statements.

For the period from April 15, 2025 (inception) to December 31, 2025, $40,000 in audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period from April 15, 2025 (inception) to December 31, 2025.

All Other Fees

No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the period from April 15, 2025 (inception) to December 31, 2025.

No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period from April 15, 2025 (inception) to December 31, 2025.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the period from April 15, 2025 (inception) to December 31, 2025. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed:

Period from April 15, 2025 (inception) to December 31, 2025
Audit fees	$190,000
Audit-Related fees (1)	40,000
Tax fees	—
All other fees (2)	—
Total fees	$230,000

(1)
“Audit‑Related Fees” are those fees billed to the Company by Deloitte & Touche LLP for services provided by Deloitte & Touche LLP in connection with permitted audit services.
(2)
“All other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP in connection with permitted non‑audit services.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits
3.1	Certificate of Formation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56750) filed on May 22, 2025)
3.2	Initial Limited Liability Company Agreement of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56750) filed on May 22, 2025)
3.3	Amended and Restated Limited Liability Company Agreement of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 16, 2025)
4.1	Description of Securities.*
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
10.3	Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
10.4	Document Custody Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
10.5	Custody Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
10.6	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
10.7	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
10.8	Form of Distribution Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
10.9	12b-1 Distribution and Shareholder Servicing Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
10.10

Transfer Agreement, effective as of June 26, 2025, by and among the Company and U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).

10.11

Waiver of Certain Advisory Fees under the Investment Advisory Agreement, dated as of July 15, 2025, between the Adviser and the Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).

10.12

Waiver of Certain Advisory Fees under the Investment Advisory Agreement, dated as of March 1, 2026, between the Adviser and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01874), filed on March 2, 2026).

10.13

Waiver Letter Agreement, dated July 15, 2025, between the Company and the Adviser (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).

10.14

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

10.15

Private Placement Agent Agreement, dated July 22, 2025, by and between the Company and Quasar Distributors, LLC, as placement agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01874), filed on July 28, 2025).

10.16

Services Agreement, dated July 22, 2025, by and between Antares Strategic Credit Fund II LLC and Quasar Distributors, LLC, as placement agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01874), filed on July 28, 2025).

14.1	Joint Code of Ethics of the Company and the Adviser (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025)
14.2	Code of Ethics of the Adviser (incorporated by reference to Exhibit 14.2 to the Registration Statement on Form 10 (File No. 000-56750) filed on July 17, 2025).
19.1	Insider Trading Policies and Procedures (included in Exhibit 14.2)
21.1	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Antares Strategic Credit Fund II LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on March 19, 2026.

/s/ Vivek Mathew *
Vivek Mathew
Director, Chief Executive Officer and President

/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer and Principal Accounting Officer

/s/ Tyler Lindblad *
Tyler Lindblad
Director and Vice President

/s/ Susan Bassett *
Susan Bassett
Director

/s/ Neil Rudd *
Neil Rudd
Director

/s/ Chen Yi (Jean) Hsu *
Chen Yi (Jean) Hsu
Director

*By:	/s/ Thomas Sweeney
Thomas Sweeney
As Agent or Attorney-in-Fact

The original powers of attorney authorizing Andrew Packer and Thomas Sweeney to execute this Annual Report on Form 10-K, and any amendments thereto, for the directors of the Registrant on whose behalf this Amendment is filed have been executed and filed as an Exhibit hereto.