Form 10-Q
period 2026-03-31
Antares Strategic Credit Fund II LLC
filed 2026-05-13
CIK 2065397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The Registrant’s common shares (“Common Shares”), $0.001 par value per share, outstanding as of May 13, 2026 was 3,129,764. Common Shares outstanding exclude May 1, 2026 subscriptions and share issuance pursuant to the dividend reinvestment plan, as the issuance price is not yet finalized at this time.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on our Form 10 registration statement, our Annual Report on Form 10-K, our Current Reports on Form 8-K and this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $157,790 and $149,444 as of March 31, 2026 and December 31, 2025, respectively)	$156,305	$149,658
Short-term investments (amortized cost — $3,614 and $3,585, as of March 31, 2026 and December 31, 2025, respectively)	3,614	3,585
Total investments at fair value	159,919	153,243
Cash	1,214	2,133
Foreign currencies (cost — $342 and $171 as of March 31, 2026 and December 31, 2025, respectively)	340	173
Interest receivable from non-controlled/non-affiliated investments	469	531
Deferred offering costs	68	123
Receivable from adviser (Note 3)	1,800	1,877
Prepaid expenses and other assets	58	114
Total assets	$163,868	$158,194

LIABILITIES
Debt outstanding	$85,310	$83,159
Less: Deferred financing costs	(1,648)	(1,743)
Total debt, net of deferred financing costs	83,662	81,416
Payable for investments purchased	1,243	4,780
Interest payable	241	212
Distributions payable	1,089	1,072
Administrative service fee payable	479	299
Accrued expenses and other liabilities	1,180	936
Due to affiliates	947	947
Total liabilities	88,841	89,662
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.001 (3,035,873 and 2,710,932 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	3	3
Paid-in capital in excess of par value	76,091	67,907
Accumulated net distributable earnings	(1,067)	622
Total net assets	75,027	68,532
Total liabilities and net assets	$163,868	$158,194
Net asset value per share	$24.71	$25.28

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended March 31, 2026
Investment income:
From total investments:
Interest income	$3,306
Payment-in-kind interest income	34
Other income	68
Total investment income	3,408
Expenses:
Interest and debt expenses	1,420
Management fees (Note 3)	192
Income based incentive fee (Note 3)	171
Capital gains incentive fee (Note 3)	(24)
Administrative service fee	180
Board of Directors' fee	4
Other general and administrative expenses	391
Organization and offering costs	55
Shareholder servicing and/or distribution fee	156
Total expenses	2,545
Management fees waiver (Note 3)	(192)
Incentive fees waiver (Note 3)	(147)
Reimbursable expenses paid by adviser (Note 3)	(451)
Net expenses, net of fee waivers	1,755
Net investment income (loss)	1,653

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Foreign currency transactions	61
Total net realized gain (loss)	61
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,699)
Translation of assets and liabilities in foreign currencies	13
Total net change in unrealized appreciation (depreciation)	(1,686)
Total net realized and change in unrealized gain (loss)	(1,625)
Net increase (decrease) in net assets resulting from operations	$28

Per share information
Net investment income (loss) per share (basic and diluted)	$0.56
Earnings per share (basic and diluted)	$0.01
Distributions declared per share	$0.58
Weighted average shares outstanding (basic and diluted)	2,969,425

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended March 31, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	2,710,932	$3	$67,907	$622	$68,532
Operations:
Net investment income (loss)	—	—	—	1,653	1,653
Net realized gain (loss)	—	—	—	61	61
Net change in unrealized appreciation (depreciation)	—	—	—	(1,686)	(1,686)
Net increase (decrease) in net assets resulting from operations	—	—	—	28	28
Capital Transactions:
Issuance of shares	261,507	—	6,590	—	6,590
Common Shares issued from reinvestment of distributions	63,434	—	1,594	—	1,594
Distributions to shareholders	—	—	—	(1,717)	(1,717)
Net increase (decrease) in net assets resulting from capital transactions	324,941	—	8,184	(1,717)	6,467
Total net increase (decrease)	324,941	—	8,184	(1,689)	6,495
Net assets at end of period	3,035,873	$3	$76,091	$(1,067)	$75,027

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

Three Months Ended March 31, 2026
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$28
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(19)
Net accretion of discounts and amortization of premiums on investments	(84)
Proceeds from sale of investments and principal repayments	5,033
Purchases of investments	(13,276)
Purchase/sale of short-term investments, net	(29)
Net change in unrealized (appreciation) depreciation on investments	1,699
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(13)
Amortization of deferred financing costs	95
Amortization of deferred offering costs	55
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	62
Receivable from adviser	77
Prepaid expenses and other assets	56
Increase (decrease) in operating liabilities:
Payable for investments purchased	(3,537)
Interest payable	29
Administrative service fee payable	180
Accrued expenses and other liabilities	244
Net cash provided by (used in) operating activities	(9,400)
Cash flow from financing activities
Proceeds from issuance of shares	6,590
Debt borrowings	13,168
Debt repayments	(11,000)
Distributions paid	(106)
Net cash provided by (used in) financing activities	8,652
Net increase (decrease) in cash	(748)
Effect of foreign exchange rate changes on cash	(4)
Cash and foreign currencies at the beginning of period	2,306
Cash and foreign currencies at the end of period	$1,554
Supplemental disclosure of cash flow information
Cash paid for interest	$1,296
Cash paid for taxes	25
Distributions payable	1,089
Reinvestment of distributions	1,594

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(11)	First Lien Term Loan	S + 4.25%	7.92%	11/15/2029	$1,335	$1,329	$1,335	1.78%
Kenco PPC Buyer LLC	(7)(11)	First Lien Revolver	S + 4.25%	7.92%	11/15/2029	74	20	20	0.03
							1,349	1,355	1.81
Capital Markets
Arax MidCo, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	8.92%	3/24/2032	586	584	583	0.78
Arax MidCo, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	3/24/2032	361	—	(2)	—
Arax MidCo, LLC	(7)(12)	First Lien Revolver	S + 5.25%	8.92%	3/24/2032	53	—	—	—
							584	581	0.78
Chemicals
Aurora Plastics, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.51%	8/12/2030	4,025	4,010	4,005	5.34
Aurora Plastics, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	444	442	442	0.59
Aurora Plastics, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.51%	8/12/2030	485	(2)	(2)	—
Lubricant Engineers	(8)(11)	First Lien Term Loan	S + 5.25%	8.92%	9/1/2029	3,615	3,601	3,597	4.79
Lubricant Engineers	(7)(11)	First Lien Revolver	S + 5.25%	8.92%	9/1/2029	354	(1)	(2)	—
							8,050	8,040	10.72
Commercial Services and Supplies
BIFM CA Buyer Inc.	(5)(8)(13)	First Lien Term Loan	S + 3.25%	6.91%	5/31/2028	497	499	498	0.66
Crimson FLS Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	2/18/2033	1,115	1,113	1,113	1.48
Crimson FLS Acquisition, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	2/18/2033	167	10	10	0.01
Crimson FLS Acquisition, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	2/18/2033	295	36	36	0.05
CRS Midco Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	12/31/2032	1,154	1,149	1,142	1.52
CRS Midco Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/31/2032	385	(1)	(4)	(0.01)
CRS Midco Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	12/31/2032	231	(1)	(2)	—
Onyx-Fire Protection Services Inc.	(6)(8)(12)	First Lien Term Loan	C + 4.50%	6.78%	7/31/2031	CAD 1,625	1,138	1,159	1.54
Onyx-Fire Protection Services Inc.	(6)(7)(12)	First Lien Revolver	C + 4.50%	6.78%	7/31/2031	CAD 353	43	42	0.06
Polyphase Elevator Holding Company	(8)(12)	First Lien Term Loan	S + 5.00%	8.67%	11/24/2032	640	638	635	0.85
Polyphase Elevator Holding Company	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	11/24/2032	103	77	76	0.10
Polyphase Elevator Holding Company	(7)(12)	First Lien Revolver	S + 5.00%	8.67%	11/24/2032	58	—	—	—
Project Boost Purchaser, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.42%	7/16/2031	995	995	961	1.28
Saber Parent Holdings Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42% (Incl. 2.25% PIK)	12/16/2032	1,810	1,806	1,792	2.39
Saber Parent Holdings Corp.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/16/2032	497	(1)	(5)	(0.01)
Saber Parent Holdings Corp.	(7)(14)	First Lien Revolver	S + 4.75%	8.42%	12/16/2032	248	72	70	0.09
							7,573	7,523	10.01
Construction & Engineering
Trilon Group, LLC	(8)(11)	First Lien Term Loan	S + 4.50%	8.17%	5/25/2029	334	331	330	0.44
Trilon Group, LLC	(8)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/25/2029	33	33	33	0.04
Trilon Group, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/25/2029	180	49	49	0.07
							413	412	0.55

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 3.25%	6.92%	6/7/2031	$1,191	$1,194	$1,151	1.53%
Cold Chain Technologies, LLC	(8)(11)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2027	1,232	1,230	1,232	1.64
Plastipak Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.16%	9/24/2032	995	990	986	1.31
PLZ CORP.	(5)(8)(11)	First Lien Term Loan	S + 5.00%	8.66%	3/31/2032	450	445	445	0.59
PLZ CORP.	(5)(7)(11)	First Lien Revolver	S + 5.00%	8.66%	3/31/2032	64	(1)	(1)	—
Pro Mach Group, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.41%	10/15/2032	996	1,000	997	1.33
							4,858	4,810	6.40
Distributors
Halo Buyer, Inc.	(8)(11)	First Lien Term Loan	S + 6.00%	9.66%	8/7/2029	2,152	2,115	2,120	2.83
Halo Buyer, Inc.	(7)(11)	First Lien Revolver	S + 6.00%	9.66%	8/7/2029	326	95	96	0.13
NFO Orange Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.19%	1/13/2033	762	760	752	1.00
NFO Orange Buyer, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.19%	1/13/2033	109	21	20	0.03
NFO Orange Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.19%	1/13/2033	163	—	(2)	—
							2,991	2,986	3.99
Diversified Consumer Services
Apex Service Partners, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.67%	10/24/2030	741	738	741	0.99
Apex Service Partners, LLC	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/24/2030	176	176	176	0.23
Apex Service Partners, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/24/2030	1,500	165	162	0.22
Apex Service Partners, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.67%	10/24/2029	59	27	27	0.04
ExperiGreen Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2032	3,517	3,503	3,482	4.64
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2032	648	(2)	(6)	(0.01)
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.41%	12/10/2032	422	(2)	(4)	(0.01)
VPP Intermediate Holdings, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	12/1/2027	1,881	938	930	1.24
							5,543	5,508	7.34
Energy Equipment and Services
Integrated Power Services Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	3,534	3,529	3,526	4.70
Integrated Power Services Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	11/22/2031	288	(1)	(1)	—
Integrated Power Services Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.52%	11/22/2030	140	—	—	—
							3,528	3,525	4.70

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
Aprio Advisory Group, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	8/1/2031	$598	$595	$595	0.79%
Aprio Advisory Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/1/2031	260	259	259	0.35
Aprio Advisory Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/1/2031	1,500	(4)	(8)	(0.01)
Aprio Advisory Group, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.41%	8/1/2031	132	43	43	0.06
Cerity Partners Equity Holding LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	7/28/2031	3,912	3,904	3,912	5.21
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	7/28/2031	1,376	(2)	—	—
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	7/28/2031	187	74	75	0.10
Focus Financial Partners, LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.50%	6.16%	9/15/2031	1,492	1,496	1,448	1.93
Foreside Financial Group, LLC	(8)(11)	First Lien Term Loan	S + 5.25%	9.07%	9/30/2027	92	92	92	0.12
Foreside Financial Group, LLC	(11)	First Lien Delayed Draw Term Loan	S + 5.25%	9.07%	9/30/2027	331	331	331	0.44
Minotaur Acquisition, Inc.	(8)(11)	First Lien Term Loan	S + 5.00%	8.66%	6/3/2030	962	954	950	1.27
Minotaur Acquisition, Inc.	(8)(11)	First Lien Term Loan	S + 5.00%	8.66%	5/10/2030	677	674	668	0.89
Minotaur Acquisition, Inc.	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	788	782	778	1.04
Minotaur Acquisition, Inc.	(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	129	128	128	0.17
Minotaur Acquisition, Inc.	(7)(11)	First Lien Revolver	S + 5.00%	8.66%	6/3/2030	78	(1)	(1)	—
Monarch Finco, LLC	(6)(8)(13)	First Lien Term Loan	S + 4.25%	7.92%	10/29/2032	3,315	3,299	3,278	4.37
Monarch Finco, LLC	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	10/29/2032	995	328	321	0.43
Monarch Finco, LLC	(6)(7)(13)	First Lien Revolver	S + 4.25%	7.92%	10/29/2032	66	—	(1)	—
OneSource Virtual, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	1/30/2033	834	832	824	1.10
OneSource Virtual, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.42%	1/30/2033	119	—	(1)	—
Ryan, LLC	(5)(8)(13)	First Lien Term Loan	S + 3.50%	7.16%	11/5/2032	1,000	995	971	1.29
Ryan, LLC	(5)(7)(14)	First Lien Revolver	S + 3.50%	7.16%	11/7/2030	54	—	(2)	—
Wealth Enhancement Group, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	10/2/2028	3,868	2,521	2,511	3.35
Wealth Enhancement Group, LLC	(7)(11)	First Lien Revolver	S + 4.50%	8.17%	10/2/2028	129	—	—	—
							17,300	17,171	22.90

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Food Products
Fiesta Purchaser, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.41%	2/12/2031	$995	$990	$972	1.30%
Sara Lee Frozen Bakery, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.82%	7/30/2027	3,225	3,214	3,177	4.23
Sara Lee Frozen Bakery, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.82%	7/30/2027	1,424	1,092	1,076	1.43
							5,296	5,225	6.96
Health Care Technology
F&M Buyer LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	3/18/2032	2,388	2,377	2,364	3.15
F&M Buyer LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/18/2032	796	(4)	(8)	(0.01)
F&M Buyer LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	3/18/2032	348	(2)	(3)	—
Invictus Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	6/3/2031	1,254	1,254	1,245	1.66
Invictus Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/3/2031	530	—	(4)	(0.01)
Invictus Buyer, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	6/3/2031	196	—	(1)	—
Swoop Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	4/12/2032	2,318	2,313	2,318	3.09
Swoop Intermediate III, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/12/2032	1,636	(4)	—	—
Swoop Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.16%	4/12/2032	545	(1)	—	—
Unlimited Technology Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.17% (Incl. 2.75% PIK)	3/12/2032	1,323	1,320	1,319	1.76
Unlimited Technology Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	3/12/2032	176	—	—	—
Vatica Health, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.44%	10/29/2032	2,226	2,216	2,159	2.88
Vatica Health, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.44%	10/29/2032	223	—	(7)	(0.01)
							9,469	9,382	12.51
Healthcare Equipment and Supplies
CPC/Cirtec Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.67%	10/31/2028	558	142	145	0.19
Tarrytown Acquisition Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.41%	11/12/2032	2,085	2,077	2,065	2.75
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/12/2032	447	(1)	(4)	(0.01)
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.41%	11/12/2032	377	(2)	(4)	(0.01)
							2,216	2,202	2.92
Healthcare Providers and Services
123Dentist Inc.	(6)(8)(12)	First Lien Delayed Draw Term Loan	C + 5.00%	7.28%	8/10/2029	CAD 3,966	2,863	2,842	3.79
AB Centers Acquisition Corporation	(8)(12)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2031	2,426	2,411	2,420	3.23
Premise Health Holding Corp.	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	11/8/2032	189	188	188	0.25
Premise Health Holding Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/8/2032	80	47	47	0.06
Premise Health Holding Corp.	(7)(12)	First Lien Revolver	S + 4.75%	8.42%	11/6/2031	19	—	—	—
							5,509	5,497	7.33
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(11)	First Lien Term Loan	C + 4.50%	7.10%	5/29/2030	CAD 486	352	353	0.47
Movati Athletic (Group) Inc.	(6)(7)(11)	First Lien Delayed Draw Term Loan	C + 4.50%	7.10%	5/29/2030	CAD 113	(1)	1	—
Movati Athletic (Group) Inc.	(6)(7)(11)	First Lien Revolver	C + 4.50%	7.10%	5/29/2030	CAD 85	—	—	—
							351	354	0.47

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Household Products
Wu Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	4/19/2032	$3,772	$3,764	$3,744	4.99%
Wu Holdco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	4/19/2032	922	(2)	(7)	(0.01)
Wu Holdco, Inc.	(7)(14)	First Lien Revolver	S + 4.75%	8.42%	4/19/2032	287	61	59	0.08
							3,823	3,796	5.06
Industrial Conglomerates
Harvey Tool Company, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.16%	8/6/2032	893	887	881	1.17
Harvey Tool Company, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	10/26/2027	391	(1)	(5)	(0.01)
Harvey Tool Company, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	10/26/2027	117	—	(1)	—
							886	875	1.16
Insurance
AmeriLife Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.67%	8/31/2029	2,427	2,423	2,420	3.22
AmeriLife Holdings LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	8/31/2029	2,127	1,246	1,245	1.66
AmeriLife Holdings LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.67%	8/31/2028	410	68	67	0.09
Bellwether Buyer, L.L.C.	(8)(12)	First Lien Term Loan	S + 4.50%	8.16%	4/15/2032	2,091	2,087	2,075	2.77
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/15/2032	1,089	(2)	(8)	(0.01)
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	4/15/2032	436	112	110	0.15
Foundation Risk Partners, Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/29/2030	3,994	2,780	2,774	3.70
HIG Operations Holdings, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.16%	6/11/2031	1,336	1,336	1,323	1.76
HIG Operations Holdings, Inc.	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/11/2031	216	—	(2)	—
Patriot Growth Insurance Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.82%	10/16/2028	4,599	4,580	4,575	6.10
Patriot Growth Insurance Services, LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.77%	10/16/2028	354	(1)	(2)	—
World Insurance Associates, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.67%	4/3/2030	2,871	2,859	2,842	3.79
World Insurance Associates, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	4/3/2030	1,025	620	615	0.82
World Insurance Associates, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.67%	4/3/2030	75	—	(1)	—
							18,108	18,033	24.05
IT Services
Ridge Trail US Bidco, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	9/30/2031	1,015	1,008	1,002	1.34
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	9/30/2031	354	10	8	0.01
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	3/31/2031	118	31	30	0.04
Safety Borrower Holdings LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.41%	12/19/2032	358	357	353	0.47
Safety Borrower Holdings LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/19/2032	138	—	(2)	—
Safety Borrower Holdings LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.41%	12/19/2032	41	2	2	—
							1,408	1,393	1.86

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Real Chemistry Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	4/12/2032	$2,588	$2,582	$2,581	3.44%
Real Chemistry Intermediate III, Inc.	(7)(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/12/2032	1,150	768	768	1.02
Real Chemistry Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.17%	4/12/2032	575	(1)	(1)	—
							3,349	3,348	4.46
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(8)(11)	First Lien Term Loan	S + 5.25%	8.94%	12/22/2031	2,865	2,852	2,850	3.80
Bridges Consumer Healthcare Intermediate LLC	(7)(8)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.94%	12/22/2031	1,366	1,085	1,084	1.44
Bridges Consumer Healthcare Intermediate LLC	(7)(11)	First Lien Revolver	S + 5.25%	8.94%	12/22/2031	551	(2)	(3)	—
Puma Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.92%	3/29/2032	3,722	3,715	3,722	4.96
Puma Buyer, LLC	(7)(13)	First Lien Revolver	S + 4.25%	7.92%	3/29/2032	643	(1)	—	—
TerSera Therapeutics LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.67%	4/4/2030	327	325	325	0.43
TerSera Therapeutics LLC	(7)(11)	First Lien Revolver	S + 5.75%	9.42%	4/4/2030	6	—	—	—
							7,974	7,978	10.63
Professional Services
Analytic Partners, LP	(8)(12)	First Lien Term Loan	S + 4.25%	7.91%	4/4/2030	1,744	1,740	1,726	2.30
Analytic Partners, LP	(7)(14)	First Lien Revolver	S + 4.25%	7.91%	4/4/2030	239	(1)	(2)	—
Grant Thornton Advisors LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	6.41%	6/2/2031	1,244	1,244	1,164	1.55
Iris Buyer LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	10/2/2030	747	511	511	0.68
OMNIA Partners, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.42%	12/31/2032	1,047	1,044	1,048	1.40
Propio LS, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	5/10/2030	4,830	4,809	4,649	6.20
Propio LS, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.42%	5/10/2030	133	58	53	0.07
Rimkus Consulting Group, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	8.92%	4/1/2031	1,770	1,770	1,716	2.29
Rimkus Consulting Group, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	4/1/2031	124	109	105	0.14
Rimkus Consulting Group, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	8.92%	4/1/2030	245	61	54	0.07
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.16%	7/31/2031	995	995	978	1.30
USRP Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.41%	12/31/2029	3,127	3,127	3,127	4.17
USRP Holdings, Inc.	(7)(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/31/2029	1,009	445	445	0.59
USRP Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.41%	12/31/2029	328	—	—	—
							15,912	15,574	20.76

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Articulate Global, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.91%	10/25/2032	$4,496	$4,486	$4,439	5.92%
Articulate Global, LLC	(7)(13)	First Lien Revolver	S + 4.25%	7.91%	10/25/2032	451	1	(6)	(0.01)
Boxer Parent Company Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	6.67%	7/30/2031	995	987	925	1.23
Camelot U.S. Acquisition LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	6.41%	1/31/2031	1,000	985	869	1.16
Conservice Midco, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	2/25/2033	758	756	754	1.00
Conservice Midco, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	2/25/2033	103	—	(1)	—
Edition Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.16%	12/20/2032	1,544	1,542	1,521	2.03
Edition Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/20/2032	322	—	(5)	(0.01)
Edition Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	12/20/2032	134	—	(2)	—
ESG Investments, Inc.	(8)(11)	First Lien Term Loan	S + 4.75%	8.42%	3/11/2029	77	77	77	0.10
Fourth Enterprises, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.16%	3/21/2031	3,089	3,076	3,027	4.03
Fourth Enterprises, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/21/2031	602	(3)	(12)	(0.02)
Fourth Enterprises, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	3/21/2031	278	(1)	(6)	(0.01)
Genesys Cloud Services Holdings I, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.16%	1/30/2032	497	491	477	0.64
KPA Parent Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.16%	3/12/2032	4,023	4,004	3,983	5.31
KPA Parent Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/12/2032	575	(3)	(6)	(0.01)
KPA Parent Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	3/12/2032	402	(2)	(4)	(0.01)
Majesco, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	1/7/2033	2,952	2,949	2,900	3.87
Majesco, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.17%	1/7/2033	257	—	(4)	(0.01)
Maverick Bidco Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.41%	12/2/2031	2,150	2,145	2,118	2.82
Maverick Bidco Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/2/2031	108	—	(2)	—
Maverick Bidco Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.41%	12/2/2031	86	—	(1)	—
Monotype Imaging Holdings Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	8.91%	2/28/2031	742	742	741	0.99
MRI Software LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.42%	2/10/2028	720	719	720	0.96
MRI Software LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.42%	2/10/2028	22	5	5	0.01
OEConnection LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/23/2032	4,674	4	(58)	(0.08)
OEConnection LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	12/23/2032	1,149	1,146	1,123	1.50
OEConnection LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	12/23/2032	177	—	(2)	—
							24,106	23,570	31.41
Textiles, Apparel and Luxury Goods
Varsity Brands, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.42%	8/26/2031	995	999	992	1.32
							999	992	1.32
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.16%	2/20/2028	668	665	668	0.89
Kele Holdco, Inc.	(7)(11)	First Lien Revolver	S + 4.50%	8.16%	2/20/2028	75	7	7	0.01
							672	675	0.90
Wireless Telecommunication Services
CCI Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.67%	5/13/2032	4,701	4,680	4,677	6.23
CCI Buyer, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.67%	5/13/2032	276	(1)	(1)	—
							4,679	4,676	6.23
Total Secured Debt Investments							156,946	155,481	207.23

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Unsecured Debt Investments
Software
OEC Holdco, LLC		Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	$500	$491	$495	0.66%
							491	495	0.66
Total Unsecured Debt Investments							491	495	0.66

Equity Investments
Commercial Services and Supplies
REP Summit Coinvest IV, L.P.	(10)	LP Units	—	—	—	108	$108	$107	0.14%
							108	107	0.14
Diversified Consumer Services
EXPG Holdings, L.P.	(3)(10)	Common	—	—	—	—	69	69	0.09
							69	69	0.09
Health Care Technology
FH VH Parent, L.P.	(10)	Common	—	—	—	98	141	118	0.16
							141	118	0.16
Financial Services
TA Investors Thunderbolt, L.P.	(7)(10)	LP Units	—	—	—	42	35	35	0.05
							35	35	0.05
Total Equity Investments							353	329	0.44
Total Investments - non-controlled/non-affiliated							157,790	156,305	208.33

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(9)		—	—	—		$3,614	$3,614	4.82
Total Short-Term Investments							3,614	3,614	4.82
Total Investments at fair value							$161,404	$159,919	213.15%

1.
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or "S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on March 31, 2026. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR and CORRA based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
5.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Directors (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 7.80% of total assets as calculated in accordance with regulatory requirements.
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

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

9.
Short-term investments amounting to $3,614 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of March 31, 2026.
10.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $329 or 0.44% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
EXPG Holdings, L.P.	Common	December 10, 2025
FH VH Parent, L.P.	Common	October 31, 2025
REP Summit Coinvest IV, L.P.	LP Units	December 31, 2025
TA Investors Thunderbolt, L.P.	LP Units	January 29, 2026

11.
Loan includes interest floor of 1.00%.
12.
Loan includes interest floor of 0.75%.
13.
Loan includes interest floor of 0.50%.
14.
Loan includes interest floor of 0.00%.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

As of March 31, 2026, the Company had the following commitments to fund various revolving loans, delayed draw loans, and equity investments. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AmeriLife Holdings LLC	Delayed Draw Term Loan	6/18/2026	$876	$(2)
AmeriLife Holdings LLC	Revolver	8/31/2028	341	(1)
Analytic Partners, LP	Revolver	4/4/2030	239	(2)
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	1,331	(7)
Apex Service Partners, LLC	Revolver	10/24/2029	32	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/24/2027	1,500	(8)
Aprio Advisory Group, LLC	Revolver	8/1/2031	88	—
Arax MidCo, LLC	Delayed Draw Term Loan	3/24/2028	361	(2)
Arax MidCo, LLC	Revolver	3/24/2032	54	—
Articulate Global, LLC	Revolver	10/25/2032	451	(6)
Aurora Plastics, LLC	Revolver	8/12/2030	485	(2)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	1,089	(8)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	322	(2)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	275	(1)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	551	(3)
CCI Buyer, Inc.	Revolver	5/13/2032	276	(1)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	1,376	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	112	—
Conservice Midco, LLC	Revolver	2/25/2033	103	(1)
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	413	—
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/19/2028	259	(1)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	156	—
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	385	(4)
CRS Midco Holdings, LLC	Revolver	12/31/2032	231	(2)
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	322	(5)
Edition Holdings, Inc.	Revolver	12/20/2032	134	(2)
ExperiGreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	648	(6)
ExperiGreen Intermediate Holdings, Inc.	Revolver	12/10/2032	422	(4)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	796	(8)
F&M Buyer LLC	Revolver	3/18/2032	348	(3)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	1,200	(6)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	602	(12)
Fourth Enterprises, LLC	Revolver	3/21/2031	278	(6)
Halo Buyer, Inc.	Revolver	8/7/2029	226	(3)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	391	(5)
Harvey Tool Company, LLC	Revolver	10/26/2027	117	(1)
HIG Operations Holdings, Inc.	Delayed Draw Term Loan	9/30/2026	216	(2)

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	1/28/2028	$288	$(1)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2030	140	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/4/2026	530	(4)
Invictus Buyer, LLC	Revolver	6/3/2031	196	(1)
Iris Buyer LLC	Delayed Draw Term Loan	8/5/2026	232	(1)
Kele Holdco, Inc.	Revolver	2/20/2028	67	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	54	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	575	(6)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	402	(4)
Lubricant Engineers	Revolver	9/1/2029	354	(2)
Majesco, LLC	Revolver	1/7/2033	257	(4)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	108	(2)
Maverick Bidco Inc.	Revolver	12/2/2031	86	(1)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	78	(1)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	665	(7)
Monarch Finco, LLC	Revolver	10/29/2032	66	(1)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	81	1
Movati Athletic (Group) Inc.	Revolver	5/29/2030	61	—
MRI Software LLC	Revolver	2/10/2028	16	—
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2027	163	(2)
NFO Orange Buyer, LLC	Revolver	1/13/2033	87	(1)
OEConnection LLC	Delayed Draw Term Loan	12/26/2028	4,674	(58)
OEConnection LLC	Revolver	12/23/2032	178	(2)
OneSource Virtual, Inc.	Revolver	1/30/2033	119	(1)
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	210	(2)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	354	(2)
PLZ CORP.	Revolver	3/31/2032	64	(1)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	26	—
Polyphase Elevator Holding Company	Revolver	11/24/2032	58	—
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	32	—
Premise Health Holding Corp.	Revolver	11/6/2031	19	—
Propio LS, LLC	Revolver	5/10/2030	75	(3)
Puma Buyer, LLC	Revolver	3/29/2032	643	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	380	(1)
Real Chemistry Intermediate III, Inc.	Revolver	4/12/2032	575	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	342	(4)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	86	(1)

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Rimkus Consulting Group, Inc.	Delayed Draw Term Loan	4/1/2026	$15	$—
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	184	(6)
Ryan, LLC	Revolver	11/7/2030	54	(2)
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	497	(5)
Saber Parent Holdings Corp.	Revolver	12/16/2032	175	(2)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	138	(2)
Safety Borrower Holdings LLC	Revolver	12/19/2032	39	(1)
Sara Lee Frozen Bakery, LLC	Revolver	7/30/2027	327	(5)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	1,636	—
Swoop Intermediate III, Inc.	Revolver	4/12/2032	545	—
TA Investors Thunderbolt, L.P.	LP Units	4/2/2029	7	—
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	447	(4)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	377	(4)
TerSera Therapeutics LLC	Revolver	4/4/2030	6	—
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	130	(1)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	177	—
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	563	—
USRP Holdings, Inc.	Revolver	12/31/2029	329	—
Vatica Health, Inc.	Revolver	10/29/2032	223	(7)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	932	(9)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	1,348	(3)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	129	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	399	(4)
World Insurance Associates, LLC	Revolver	4/3/2030	75	(1)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	922	(7)
Wu Holdco, Inc.	Revolver	4/19/2032	225	(2)
Total Unfunded Commitments			$39,246	$(294)

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

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

1.
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or "S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on December 31, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR and CORRA based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
5.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Directors (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

As of December 31, 2025, the Company had the following commitments to fund various revolving loans and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.

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

While the Company’s investment strategy primarily focuses on companies in the United States, the Company intends to also invest in companies in Canada, Europe and other locations outside the United States, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies”. The Company may also invest in preferred equity or debt investments that may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

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

The Company offers its Common Shares on a continuous basis via a private placement (“Private Offering”). Within the United States, the Common Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”). Outside of the United States, the Common Shares are being sold in accordance with Regulation S of the Securities Act.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of March 31, 2026, the Company’s wholly owned subsidiaries include: ASTII Funding SPV LLC (“A-Star II Funding SPV”), ASTII Master Fund LLC (“A-Star II Master Fund”) and ASTII Equity Holdings LLC (“A-Star II Equity”, and collectively with A-Star II Funding SPV and A-Star II Master Fund, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period's results of operations will not necessarily be indicative of results that ultimately are achieved for the year ended December 31, 2026. In the opinion of management, all adjustments, which are of normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. Unreimbursed organization costs are included in "Due to affiliates" on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2026, the Company did not incur any new organizational costs.

Costs associated with the Private Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepted capital contribution from unaffiliated shareholders in the Private Offering. For the three months ended March 31, 2026, the Company did not incur any new offering costs, and amortized $55 of offering costs during the period.

As of March 31, 2026 and December 31, 2025, $68 and $123, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2026, independent valuation firms reviewed a substantial majority of the Company’s investment valuations.

The Company’s accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable monthly, quarterly or semi-annually. In some cases, some of the Company’s investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest and debt expenses over the life of the related debt instrument using the straight-line method. Deferred financing costs related to the Company’s borrowings are presented as an offset against the debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Income Taxes

The Company intends to elect to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2023-09”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Management fees

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value (the “NAV”) as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three months ended March 31, 2026, the Company recognized $192 of management fees, before impact of waived fees. For the three months ended March 31, 2026, the Adviser agreed to waive $192 of management fees. As of March 31, 2026, the management fee payable balance was zero.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). The Company pays an incentive fee quarterly as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized).
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

For the three months ended March 31, 2026, the Company incurred income based incentive fees of $171, and recorded a reversal of capital gains incentive fees of $24, before impact of waived fees. For the three months ended March 31, 2026, the Adviser agreed to waive $171 in income based incentive fees and reversed $24 of previously recorded capital gains incentive fee waiver. As of March 31, 2026 and December 31, 2025, the total incentive fee payable balance was zero.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three months ended March 31, 2026, the Company incurred administrative service fees of $180.

Sub-administration Agreement

In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company reimburses the Administrator for any services performed for the Company by such affiliate or third party.

The Administrator engaged U.S. Bancorp Fund Services, LLC to assist with sub-administration and fund accounting services.

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

The Company pays the Placement Agent a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV of the Company as of the beginning of the first calendar day of each month for the Company’s Common Shares, which is paid by the Placement Agent to the applicable financial intermediaries. In addition, the Company will pay to the Placement Agent a one-time implementation fee of $5 and will pay a recurring annual fee ranging between 0.0035% - 0.0050% of the Company’s total assets, subject to a minimum annual fee of $25. The Company will also pay reasonable, pre-approved out-of-pocket expenses incurred by the Placement Agent in connection with the services provided pursuant to the Placement Agreements.

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

For the three months ended March 31, 2026, the Adviser provided $451 of expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For the three months ended March 31, 2026, no reimbursement payments were made by the Company to the Adviser.

Co-Investment Activity

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Directors must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$156,946	$155,481	97.22%	$148,636	$148,839	97.12%
Unsecured Debt	491	495	0.31	490	501	0.33
Equity Investments	353	329	0.21	318	318	0.21
Short-Term Investments	3,614	3,614	2.26	3,585	3,585	2.34
Total Investments	$161,404	$159,919	100.00%	$153,029	$153,243	100.00%

As of both March 31, 2026 and December 31, 2025, there were no portfolio companies with loans on non-accrual status.

The industry composition of the Company’s non-controlled, non-affiliated investments (at fair value) was as follows:

	March 31, 2026	December 31, 2025
Software	15.40%	12.72%
Insurance	11.54	11.72
Financial Services	11.01	10.29
Professional Services	9.97	13.51
Health Care Technology	6.08	6.43
Chemicals	5.14	5.03
Pharmaceuticals	5.10	5.14
Commercial Services and Supplies	4.88	4.23
Diversified Consumer Services	3.57	3.36
Healthcare Providers and Services	3.52	3.68
Food Products	3.34	3.32
Containers and Packaging	3.08	2.97
Wireless Telecommunication Services	2.99	3.13
Household Products	2.43	2.53
Energy Equipment and Services	2.25	1.75
Media	2.14	2.16
Distributors	1.91	1.50
Healthcare Equipment and Supplies	1.41	1.38
IT Services	0.89	2.04
Air Freight and Logistics	0.87	0.89
Textiles, Apparel and Luxury Goods	0.63	0.67
Industrial Conglomerates	0.56	0.58
Trading Companies and Distributors	0.43	0.46
Capital Markets	0.37	—
Construction & Engineering	0.26	0.28
Hotels, Restaurants and Leisure	0.23	0.23
Total	100.00%	100.00%

The geographic composition of the Company’s non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$153,395	$151,908	97.19%	202.47%
Canada	4,395	4,397	2.81	5.86
Total	$157,790	$156,305	100.00%	208.33%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$145,127	$145,312	97.10%	212.04%
Canada	4,317	4,346	2.90	6.34
Total	$149,444	$149,658	100.00%	218.38%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$14,879	$140,602	$155,481
Unsecured Debt	—	—	495	495
Equity Investments	—	—	329	329
Total non-controlled/non-affiliated investments	—	14,879	141,426	156,305
Short-Term Investments	3,614	—	—	3,614
Total Investments at fair value	$3,614	$14,879	$141,426	$159,919

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$14,992	$133,847	$148,839
Unsecured Debt	—	—	501	501
Equity Investments	—	—	318	318
Total non-controlled/non-affiliated investments	—	14,992	134,666	149,658
Short-Term Investments	3,585	—	—	3,585
Total Investments at fair value	$3,585	$14,992	$134,666	$153,243

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$133,846	$501	$317	$134,664
Purchase of investments (including received in-kind)	12,822	—	35	12,857
Proceeds from sale of investments and principal repayments	(5,006)	—	—	(5,006)
Net accretion of discounts and amortization of premiums on investments	87	1	—	88
Net change in unrealized appreciation (depreciation) on investments	(1,147)	(7)	(23)	(1,177)
Fair value, end of period	$140,602	$495	$329	$141,426
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at March 31, 2026	$(1,105)	$(7)	$(24)	$(1,136)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$138,256	Market yield analysis	Market yield discount rates	7.11%	10.68%	8.65%
	2,346	Recent transaction	Transaction price	N/A	N/A	N/A
Total Secured Debt	140,602

Unsecured Debt	495	Market yield analysis	Market yield discount rates	11.15%	11.50%	11.33%

Equity Investments	294	Comparable company analysis	EBITDA multiples	11.5x	17.5x	14.6x
	35	Recent transaction	Transaction price	N/A	N/A	N/A
Total Equity Investments	329
Total	$141,426

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$88,336	Market yield analysis	Market yield discount rates	7.55%	10.43%	8.47%
	44,352	Recent transaction	Transaction price	N/A	N/A	N/A
	1,159	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	133,847

Unsecured Debt	501	Recent transaction	Transaction price	N/A	N/A	N/A

Equity Investments	318	Recent transaction	Transaction price	N/A	N/A	N/A
Total	$134,666

(1)
As of March 31, 2026 and December 31, 2025, amounts of $2,381 and $46,330, respectively, included within the fair value of Level 3 assets were valued based on unobservable inputs not developed by the Adviser (e.g., broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 187.95% and 182.41%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Citi Facility	$250,000	$85,310	$85,310	$164,690	$16,099
Total	$250,000	$85,310	$85,310	$164,690	$16,099

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Citi Facility	$250,000	$83,159	$83,159	$166,841	$13,432
Total	$250,000	$83,159	$83,159	$166,841	$13,432

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of March 31, 2026 and December 31, 2025. Carrying values do not include impact of deferred financing costs.
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

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Citi Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	March 31, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	5,528	$3,991	$3,972	$19
Total		$3,991	$3,972	$19

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	1,128	$824	$822	$2
Total		$824	$822	$2

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

Three Months Ended March 31, 2026
Stated interest expense	$1,157
Facility unused fees	168
Amortization of deferred financing costs	95
Total interest and debt expense	$1,420
Cash paid for interest expense	$1,296
Citi Facility weighted average interest rate	5.45%
Citi Facility average debt outstanding	$84,911

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

As of March 31, 2026 and December 31, 2025, $205 and $212, respectively, of stated interest expense and $36 and zero of unused commitment fees, respectively, were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit commitments, delayed draw commitments, and equity investments, which require the Company to fund when requested by the portfolio companies. As of March 31, 2026 and December 31, 2025, the Company had unfunded investment commitments in the aggregate par amount of $39,246 and $44,146, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2026 and December 31, 2025, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

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

On July 18, 2025, the Company acquired 100% of the equity interests in A-Star II Funding SPV LP and A-Star II Master Fund LP from certain affiliates of the Adviser, valued at a total acquisition price of $103,746. In exchange, the Company paid $53,746 of cash to Antares Holdings (or an affiliate thereof) and issued approximately 2 million Common Shares, par value $0.001 per share, at $25.00 per Common Share to Antares Holdings (or an affiliate thereof) in kind for $50,000 of assets. As of March 31, 2026, there were no outstanding balances in connection with the acquisition of A-Star II Funding SPV LP and A-Star II Master Fund LP. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date.

The Company determines NAV for Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective on the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).

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

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Shares	Amount
Issuance of shares	261,507	$6,590
Reinvestment of distributions	63,434	1,594
Net increase (decrease)	324,941	$8,184

As of March 31, 2026 and December 31, 2025, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) own Common Shares of the Company.

Share Repurchase Program

We will commence a share repurchase program, commencing at least one year following the date on which unaffiliated investors first purchase Common Shares, in which we intend to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous semi-annual period. Our Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our shareholders. As a result, share repurchases may not be available each semi-annual period. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Distributions

The Company authorizes and declares distribution amounts per share of Common Shares payable monthly in arrears. The following table presents distributions that were declared during the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1773	$0.0269	$0.2042	$592
February 27, 2026	April 2, 2026	0.1597	0.0194	0.1791	532
March 30, 2026	May 2, 2026	0.1742	0.0211	0.1953	593
Total		$0.5112	$0.0674	$0.5786	$1,717

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

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Per Share Data:
Net assets, beginning of period	$25.28
Net investment income (loss) (1)	0.56
Net realized and change in unrealized appreciation (depreciation) (2)	(0.55)
Net increase (decrease) in net assets resulting from operations	0.01
Distributions declared (3)	(0.58)
Total increase (decrease) in net assets	(0.57)
Net assets, end of period	$24.71
Shares outstanding, end of period	3,035,873
Total return based on net asset value (4)	0.05%
Ratios: (5)
Total expenses to average net assets gross of fee waivers	14.25%
Net expenses to average net assets net of fee waivers	9.68%
Net investment income to average net assets	9.57%
Portfolio turnover rate (6)	3.29%
Supplemental Data:
Net assets, end of period	$75,027
Asset coverage ratio (7)	187.95%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
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
(6)
Portfolio turnover rate (not annualized) is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio does not include impact of short-term investments.
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

Note 11. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through May 13, 2026. There are no subsequent events to disclose except for the following:

Subscriptions

On April 1, 2026, we sold and issued 93,891 Common Shares for an aggregate consideration of approximately $2,320 at a price of $24.71 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

The Company received $440 of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2026.

Distribution Declaration

On April 30, 2026, the Company declared a regular distribution in the amount of $0.1676 per share and a special distribution in the amount of $0.0152 per share for its Common Shares, which are payable to shareholders of record as of April 30, 2026, and will be paid on or about May 29, 2026.

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

As of March 31, 2026, we had investments in 84 portfolio companies across 26 industries. Based on fair value as of March 31, 2026, 99.68% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. the Secured Overnight Financing Rate, “SOFR”), which primarily is subject to interest rate floors. As of March 31, 2026, our weighted average total yield of debt and income producing securities at amortized cost was 8.21%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2026.

As of December 31, 2025, we had investments in 76 portfolio companies across 25 industries. Based on fair value as of December 31, 2025, 99.66% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average total yield of debt and income producing securities at amortized cost was 8.23%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

Three Months Ended March 31, 2026
Total investments, beginning of period	$149,444
Purchases of investments (including received in-kind)	13,295
Net accretion of discounts and amortization of premium on investments	84
Net realized gains (losses) on investments	—
Proceeds from sale of investments and principal repayments	(5,033)
Total investments, end of period	$157,790

The following table presents certain selected information regarding our investment portfolio:

	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.21%	8.23%
Weighted average yield on debt and income producing investments, at fair value (1)	8.22%	8.23%
Number of portfolio companies	84	76
Median LTM EBITDA (2)(3)	$125.8M	$124.0M
Weighted average net senior leverage (2)(4)	5.4x	5.4x
Weighted average loan-to-value (“LTV”) (2)(5)	36.4%	36.3%
Percentage of debt investments bearing a floating rate, at fair value	99.68%	99.66%
Percentage of debt investments bearing a fixed rate, at fair value	0.32%	0.34%

(1)
Computed based on the stated interest rate or yield as of March 31, 2026 and December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	March 31, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$151,341	96.82%	82
B	4,964	3.18	2
C	—	—	—
D	—	—	—
E	—	—	—
	$156,305	100.00%	84

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$148,978	99.55%	75
B	680	0.45	1
C	—	—	—
D	—	—	—
E	—	—	—
	$149,658	100.00%	76

As of March 31, 2026 and December 31, 2025, there were no portfolio companies with loans on non-accrual status. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$156,946	$155,481	97.22%	$148,636	$148,839	97.12%
Unsecured Debt	491	495	0.31	490	501	0.33
Equity Investments	353	329	0.21	318	318	0.21
Short-Term Investments	3,614	3,614	2.26	3,585	3,585	2.34
Total Investments	$161,404	$159,919	100.00%	$153,029	$153,243	100.00%

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

	March 31, 2026	December 31, 2025
Software	15.40%	12.72%
Insurance	11.54	11.72
Financial Services	11.01	10.29
Professional Services	9.97	13.51
Health Care Technology	6.08	6.43
Chemicals	5.14	5.03
Pharmaceuticals	5.10	5.14
Commercial Services and Supplies	4.88	4.23
Diversified Consumer Services	3.57	3.36
Healthcare Providers and Services	3.52	3.68
Food Products	3.34	3.32
Containers and Packaging	3.08	2.97
Wireless Telecommunication Services	2.99	3.13
Household Products	2.43	2.53
Energy Equipment and Services	2.25	1.75
Media	2.14	2.16
Distributors	1.91	1.50
Healthcare Equipment and Supplies	1.41	1.38
IT Services	0.89	2.04
Air Freight and Logistics	0.87	0.89
Textiles, Apparel and Luxury Goods	0.63	0.67
Industrial Conglomerates	0.56	0.58
Trading Companies and Distributors	0.43	0.46
Capital Markets	0.37	—
Construction & Engineering	0.26	0.28
Hotels, Restaurants and Leisure	0.23	0.23
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled, non-affiliated investments, based on amortized cost and fair value (dollar amounts in thousands):

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$153,395	$151,908	97.19%	202.47%
Canada	4,395	4,397	2.81	5.86
Total	$157,790	$156,305	100.00%	208.33%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$145,127	$145,312	97.10%	212.04%
Canada	4,317	4,346	2.90	6.34
Total	$149,444	$149,658	100.00%	218.38%

Results of Operations

No comparative financial statements are presented as we had not begun operations during any period prior to July 18, 2025, we were formed on April 15, 2025 and commenced our investing operations on July 18, 2025.

Operating results for the three months ended March 31, 2026 were as follows (table below in thousands):

Three Months Ended March 31, 2026
Total investment income	$3,408
Total expenses	2,545
Management fees waiver	(192)
Incentive fees waiver	(147)
Reimbursable expenses paid by adviser	(451)
Net expenses, net of fee waivers	1,755
Net investment income (loss)	1,653
Net realized gain (loss)	61
Net change in unrealized appreciation (depreciation)	(1,686)
Net increase (decrease) in net assets resulting from operations	$28

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three months ended March 31, 2026 (table below in thousands):

Three Months Ended March 31, 2026
Interest income	$3,306
Payment-in-kind interest income	34
Other income	68
Total investment income	$3,408

Total investment income for the three months ended March 31, 2026 is primarily driven by contractual spreads and floating index rates on invested balance of investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

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

Expenses

Expenses were as follows (table below in thousands):

Three Months Ended March 31, 2026
Interest and debt expenses	$1,420
Management fees	192
Income based incentive fee	171
Capital gains incentive fee	(24)
Administrative service fee	180
Board of Directors' fee	4
Other general and administrative expenses	391
Organization and offering costs	55
Shareholder servicing and/or distribution fee	156
Total expenses	2,545
Management fees waiver	(192)
Incentive fees waiver	(147)
Reimbursable expenses paid by adviser	(451)
Net expenses, net of fee waivers	$1,755

Total operating expenses were $0.7 million, for the three months ended March 31, 2026, primarily comprised of $0.4 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.2 million of administrative service expenses, and $0.1 million in organization and offering costs.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, weighted average interest rates and average outstanding balances were as follows (table below in thousands):

Three Months Ended March 31, 2026
Stated interest expense	$1,157
Facility unused fees	168
Amortization of deferred financing costs	95
Total interest and debt expense	$1,420
Cash paid for interest expense	$1,296
Citi Facility weighted average interest rate	5.45%
Citi Facility average debt outstanding	$84,911

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

Three Months Ended March 31, 2026
Net realized gain (loss) on investments	$—
Net change in unrealized appreciation (depreciation) on investments	(1,699)
Net realized and change in unrealized gain (loss) on investments	$(1,699)

For the three months ended March 31, 2026, net unrealized depreciation was driven by mark-to-market losses in the fair value of private credit and broadly syndicated loan portfolios, primarily caused by the impact of the widening credit spreads on the portfolio. As of March 31, 2026 and December 31, 2025, the fair value of our debt investments as a percentage of principal, excluding unfunded commitments, was 98.88% and 99.76%, respectively.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s NAV as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three months ended March 31, 2026, the Company incurred management fees of $0.2 million. All management fees have been waived for the three months ended March 31, 2026.

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

For the three months ended March 31, 2026, the Company incurred income based incentive fees of $0.2 million and recorded a reversal of capital gain incentive fees, before impact of waived fees. For the three months ended March 31, 2026, the Adviser agreed to waive approximately all incentive fees, resulting in zero incentive fees payable.

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

In addition, effective as of July 15, 2025, the Company and the Adviser entered into a Waiver Letter Agreement, pursuant to which the Adviser agreed to waive reimbursement by the Company for certain of the Company’s organizational expenses the Adviser incurs or has incurred on the Company’s behalf in an aggregate amount not to exceed $0.25 million during the period ending on the date of the initial closing for purchases of common shares by unaffiliated investors (the “Initial Closing Date”). The Waiver Letter Agreement provides that, to the extent the Company’s NAV increases, the Adviser may be reimbursed for past payments of excess organizational expenses made on the Company’s behalf prior to the Initial Closing Date, provided that the total organizational expenses borne by the Company do not exceed 1.00% of the Company’s NAV and provided further that the Adviser may not be reimbursed for payment of excess organizational expenses that were incurred more than three years prior to the proposed reimbursement. On March 1, 2026, the Fund and the Adviser entered into a Fee Waiver Letter Agreement, which extends the terms of the prior waiver letter agreement dated July 15, 2025 from March 1, 2026 through August 31, 2026.

For the three months ended March 31, 2026, the Adviser provided $0.5 million of expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of March 31, 2026, we had one credit facility outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026, we had an aggregate amount of $85.3 million of debt outstanding and our asset coverage ratio was 187.95%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our Citi Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026 (dollar amounts in thousands):

	Three Months Ended March 31, 2026
	Shares	Amount
Issuance of shares	261,507	$6,590
Reinvestment of distributions	63,434	1,594
Net increase (decrease)	324,941	$8,184

Share Repurchase Program

We will commence a share repurchase program, commencing at least one year following the date on which unaffiliated investors first purchase Common Shares, in which we intend to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous semi-annual period. Our Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our shareholders. As a result, share repurchases may not be available each semi-annual period. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Distributions

We authorize and declare distribution amounts per share of Common Shares payable monthly in arrears. The following table presents distributions that were declared during the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1773	$0.0269	$0.2042	$592
February 27, 2026	April 2, 2026	0.1597	0.0194	0.1791	532
March 30, 2026	May 2, 2026	0.1742	0.0211	0.1953	593
Total		$0.5112	$0.0674	$0.5786	$1,717

(1)
Rounded to four decimal places.
(2)
The base distribution per share includes the impact of shareholder servicing and/or distribution fees

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
Source of Distribution	Per Share	Amount
Net investment income (loss)	$0.5786	$1,717
Net realized gain (loss)	—	—
Return of capital	—	—
Total	$0.5786	$1,717

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

Recent Developments

Subscriptions

On April 1, 2026, we sold and issued 93,891 Common Shares for an aggregate consideration of approximately $2.3 million at a price of $24.71 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

We received $0.4 million of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2026.

Distribution Declaration

On April 30, 2026, the Company declared a regular distribution in the amount of $0.1676 per share and a special distribution in the amount of $0.0152 per share for its Common Shares, which are payable to shareholders of record as of April 30, 2026, and will be paid on or about May 29, 2026.

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

We are required to report investments for which current market values are not readily available at fair value. We value our investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Contractual Obligations

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit Advisers LLC (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

We have established a credit facility and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

Our investment portfolio may contain revolving line of credit commitments, delayed draw commitments, and certain equity investments, which may require us to fund when requested by portfolio companies. As of March 31, 2026 and December 31, 2025, we had unfunded investment commitment in the aggregate par amount of $39.2 million and $44.1 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

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

As of March 31, 2026, 99.68% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facility (i.e. the Citi Facility) bears interest at floating rates with a zero percent interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$4,727	$(2,527)	$2,200
Up 200 basis points	3,151	(1,685)	1,466
Up 100 basis points	1,576	(842)	734
Down 100 basis points	(1,576)	842	(734)
Down 200 basis points	(3,129)	1,685	(1,444)
Down 300 basis points	(4,485)	2,506	(1,979)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Net Assets” in this report and our Current Reports on Form 8-K for the issuance of Common Shares for the three months ended March 31, 2026.

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

Antares Strategic Credit Fund II LLC

Date:	May 13, 2026	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	May 13, 2026	/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer