Form 10-Q
period 2026-06-30
Antares Strategic Credit Fund II LLC
filed 2026-08-13
CIK 2065397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The Registrant’s common shares (“Common Shares”), $0.001 par value per share, outstanding as of August 13, 2026 was 3,379,423. Common Shares outstanding exclude August 1, 2026 subscriptions and share issuance pursuant to the dividend reinvestment plan, as the issuance price is not yet finalized at this time.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2026 (Unaudited) and December 31, 2025	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2026 and for the period from April 15, 2025 (inception) to June 30, 2025 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2026 and for the period from April 15, 2025 (inception) to June 30, 2025 (Unaudited)	6
	Consolidated Statement of Cash Flows for the six months ended June 30, 2026 (Unaudited)	8
	Consolidated Schedules of Investments as of June 30, 2026 (Unaudited) and December 31, 2025	9
	Notes to the Consolidated Financial Statements (Unaudited)	32
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 4.	Controls and Procedures	67

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	68
Item 1A.	Risk Factors	68
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
	Signatures	70

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
•
changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation, and risk of recession;
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of and elsewhere in this Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $163,785 and $149,444 as of June 30, 2026 and December 31, 2025, respectively)	$162,548	$149,658
Short-term investments (amortized cost — $1,661 and $3,585, as of June 30, 2026 and December 31, 2025, respectively)	1,661	3,585
Total investments at fair value	164,209	153,243
Cash	1,396	2,133
Foreign currencies (cost — $471 and $171 as of June 30, 2026 and December 31, 2025, respectively)	462	173
Interest receivable from non-controlled/non-affiliated investments	414	531
Deferred offering costs	13	123
Receivable from adviser (Note 3)	2,164	1,877
Prepaid expenses and other assets	1	114
Total assets	$168,659	$158,194

LIABILITIES
Debt outstanding	$84,275	$83,159
Less: Deferred financing costs	(1,553)	(1,743)
Total debt, net of deferred financing costs	82,722	81,416
Payable for investments purchased	—	4,780
Interest payable	238	212
Distributions payable	591	1,072
Administrative service fee payable	660	299
Accrued expenses and other liabilities	1,385	936
Due to affiliates	947	947
Total liabilities	$86,543	$89,662
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.001 (3,313,875 and 2,710,932 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	3	3
Paid-in capital in excess of par value	82,979	67,907
Accumulated net distributable earnings	(866)	622
Total net assets	82,116	68,532
Total liabilities and net assets	$168,659	$158,194
Net asset value per share	$24.78	$25.28

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Period from April 15, 2025 (inception) to June 30, 2025
Investment income:
From total investments:
Interest income	$3,418	$6,724	$—
Payment-in-kind interest income	34	68	—
Other income	30	98	—
Total investment income	3,482	6,890	—
Expenses:
Interest and debt expenses	1,464	2,884	—
Management fees (Note 3)	234	426	—
Income based incentive fee (Note 3)	183	354	—
Capital gains incentive fee (Note 3)	—	(24)	—
Administrative service fee	181	361	—
Board of Directors' fee	5	9	—
Other general and administrative expenses	350	741	—
Organization and offering costs	55	110	153
Shareholder servicing and/or distribution fee	169	325	—
Total expenses	2,641	5,186	153
Management fees waiver (Note 3)	(234)	(426)	—
Incentive fees waiver (Note 3)	(183)	(330)	—
Reimbursable expenses paid by adviser (Note 3)	(396)	(847)	(153)
Net expenses, net of fee waivers	1,828	3,583	—
Net investment income (loss)	1,654	3,307	—

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Foreign currency transactions	16	77	—
Total net realized gain (loss)	16	77	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	248	(1,451)	—
Translation of assets and liabilities in foreign currencies	36	49	—
Total net change in unrealized appreciation (depreciation)	284	(1,402)	—
Total net realized and change in unrealized gain (loss)	300	(1,325)	—
Net increase (decrease) in net assets resulting from operations	$1,954	$1,982	$—

Per share information
Net investment income (loss) per share (basic and diluted)	$0.52	$1.07	$—
Earnings per share (basic and diluted)	$0.61	$0.64	$—
Distributions declared per share	$0.55	$1.12	$—
Weighted average shares outstanding (basic and diluted)	3,211,458	3,091,110	1,000

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended June 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	3,035,873	$3	$76,091	$(1,067)	$75,027
Operations:
Net investment income (loss)	—	—	—	1,654	1,654
Net realized gain (loss)	—	—	—	16	16
Net change in unrealized appreciation (depreciation)	—	—	—	284	284
Net increase (decrease) in net assets resulting from operations	—	—	—	1,954	1,954
Capital Transactions:
Issuance of shares	197,179	—	4,884	—	4,884
Common Shares issued from reinvestment of distributions	80,823	—	2,004	—	2,004
Distributions to shareholders	—	—	—	(1,753)	(1,753)
Net increase (decrease) in net assets resulting from capital transactions	278,002	—	6,888	(1,753)	5,135
Total net increase (decrease)	278,002	—	6,888	201	7,089
Net assets at end of period	3,313,875	$3	$82,979	$(866)	$82,116

Six Months Ended June 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	2,710,932	$3	$67,907	$622	$68,532
Operations:
Net investment income (loss)	—	—	—	3,307	3,307
Net realized gain (loss)	—	—	—	77	77
Net change in unrealized appreciation (depreciation)	—	—	—	(1,402)	(1,402)
Net increase (decrease) in net assets resulting from operations	—	—	—	1,982	1,982
Capital Transactions:
Issuance of shares	458,686	—	11,474	—	11,474
Common Shares issued from reinvestment of distributions	144,257	—	3,598	—	3,598
Distributions to shareholders	—	—	—	(3,470)	(3,470)
Net increase (decrease) in net assets resulting from capital transactions	602,943	—	15,072	(3,470)	11,602
Total net increase (decrease)	602,943	—	15,072	(1,488)	13,584
Net assets at end of period	3,313,875	$3	$82,979	$(866)	$82,116

Period from April 15, 2025 (inception) to June 30, 2025

Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—
Capital Transactions:
Issuance of shares	1,000	—	25	—	25
Common Shares issued from reinvestment of distributions	—	—	—	—	—
Distributions to shareholders	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital transactions	1,000	—	25	—	25
Total net increase (decrease)	1,000	—	25	—	25
Net assets at end of period	1,000	$—	$25	$—	$25

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

Six Months Ended June 30, 2026
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$1,982
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(68)
Net accretion of discounts and amortization of premiums on investments	(125)
Proceeds from sale of investments and principal repayments	10,895
Purchases of investments	(25,043)
(Purchases) sales of short-term investments, net	1,924
Net change in unrealized (appreciation) depreciation on investments	1,451
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(49)
Amortization of deferred financing costs	190
Amortization of deferred offering costs	110
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	117
Receivable from adviser	(287)
Prepaid expenses and other assets	113
Increase (decrease) in operating liabilities:
Payable for investments purchased	(4,780)
Interest payable	26
Administrative service fee payable	361
Accrued expenses and other liabilities	449
Net cash provided by (used in) operating activities	(12,734)
Cash flow from financing activities
Proceeds from issuance of shares	11,474
Debt borrowings	19,269
Debt repayments	(18,093)
Distributions paid	(353)
Net cash provided by (used in) financing activities	12,297
Net increase (decrease) in cash	(437)
Effect of foreign exchange rate changes on cash	(11)
Cash and foreign currencies at the beginning of period	2,306
Cash and foreign currencies at the end of period	$1,858
Supplemental disclosure of cash flow information
Cash paid for interest	$2,668
Cash paid for taxes	25
Distributions payable	591
Reinvestment of distributions	3,598

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(11)	First Lien Term Loan	S + 4.25%	8.00%	11/15/2029	$1,332	$1,327	$1,332	1.62%
Kenco PPC Buyer LLC	(7)(11)	First Lien Revolver	S + 4.25%	8.00%	11/15/2029	74	27	27	0.03
							1,354	1,359	1.65
Capital Markets
Arax MidCo, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.00%	3/24/2032	650	648	647	0.79
Arax MidCo, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	3/24/2032	297	—	(1)	—
Arax MidCo, LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.00%	3/24/2032	53	—	—	—
The Ultimus Group Midco, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.25%	7/1/2032	1,344	1,334	1,344	1.63
The Ultimus Group Midco, LLC	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/1/2032	450	(3)	—	—
The Ultimus Group Midco, LLC	(7)(14)	First Lien Revolver	S + 4.50%	8.25%	7/1/2032	169	(1)	—	—
							1,978	1,990	2.42
Chemicals
Aurora Plastics, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.51%	8/12/2030	4,015	4,000	3,965	4.83
Aurora Plastics, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	443	441	437	0.53
Aurora Plastics, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.51%	8/12/2030	485	(2)	(6)	(0.01)
Lubricant Engineers	(8)(11)	First Lien Term Loan	S + 5.25%	9.00%	9/1/2029	3,606	3,592	3,588	4.37
Lubricant Engineers	(7)(11)	First Lien Revolver	S + 5.25%	9.00%	9/1/2029	354	(1)	(2)	—
							8,030	7,982	9.72
Commercial Services and Supplies
BIFM CA Buyer Inc.	(5)(8)(13)	First Lien Term Loan	S + 3.25%	6.91%	5/31/2028	496	497	498	0.61
Crimson FLS Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.25%	2/18/2033	1,115	1,113	1,107	1.35
Crimson FLS Acquisition, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.25%	2/18/2033	167	10	10	0.01
Crimson FLS Acquisition, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	2/18/2033	295	51	50	0.06
CRS Midco Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.25%	12/31/2032	1,150	1,146	1,142	1.39
CRS Midco Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	12/31/2032	385	(1)	(3)	—
CRS Midco Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.25%	12/31/2032	231	(1)	(2)	—
Polyphase Elevator Holding Company	(8)(12)	First Lien Term Loan	S + 5.00%	8.75%	11/24/2032	640	638	637	0.78
Polyphase Elevator Holding Company	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	11/24/2032	103	77	76	0.09
Polyphase Elevator Holding Company	(7)(12)	First Lien Revolver	S + 5.00%	8.75%	11/24/2032	58	—	—	—
Project Boost Purchaser, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.50%	7/16/2031	992	992	968	1.18
Saber Parent Holdings Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50% (Incl. 2.25% PIK)	12/16/2032	1,821	1,817	1,802	2.19
Saber Parent Holdings Corp.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41% (Incl. 2.25% PIK)	12/16/2032	497	90	86	0.10
Saber Parent Holdings Corp.	(7)(14)	First Lien Revolver	S + 4.50%	8.25%	12/16/2032	248	115	113	0.14
							6,544	6,484	7.90

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 3.25%	7.00%	6/7/2031	$1,188	$1,191	$1,184	1.44%
Cold Chain Technologies, LLC	(8)(11)	First Lien Term Loan	S + 5.25%	9.00%	7/2/2028	1,229	1,227	1,229	1.50
Plastipak Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.16%	9/24/2032	993	988	993	1.21
PLZ CORP.	(8)(11)	First Lien Term Loan	S + 5.00%	8.66%	3/31/2032	450	445	446	0.54
PLZ CORP.	(7)(11)	First Lien Revolver	S + 5.00%	8.66%	3/31/2032	64	(1)	—	—
Pro Mach Group, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.16%	10/15/2032	995	996	997	1.21
							4,846	4,849	5.90
Distributors
Halo Buyer, Inc.	(8)(11)	First Lien Term Loan	S + 6.00%	9.66%	8/7/2029	2,147	2,112	2,115	2.58
Halo Buyer, Inc.	(7)(11)	First Lien Revolver	S + 6.00%	9.66%	8/7/2029	326	147	147	0.18
NFO Orange Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.37%	1/13/2033	762	760	758	0.92
NFO Orange Buyer, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.37%	1/13/2033	109	60	59	0.07
NFO Orange Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.37%	1/13/2033	163	—	(1)	—
							3,079	3,078	3.75
Diversified Consumer Services
Apex Service Partners, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.75%	10/24/2030	739	736	739	0.90
Apex Service Partners, LLC	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	10/24/2030	176	175	176	0.21
Apex Service Partners, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	10/24/2030	1,500	574	572	0.70
Apex Service Partners, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.75%	10/24/2029	59	27	27	0.03
ExperiGreen Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2032	3,508	3,494	3,474	4.23
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2032	648	(2)	(6)	(0.01)
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.41%	12/10/2032	422	(2)	(4)	—
Flint Opco, LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.50%	8/15/2030	515	513	513	0.62
Flint Opco, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/15/2030	100	—	(1)	—
Flint Opco, LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.50%	8/15/2029	72	—	—	—
VPP Intermediate Holdings, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	12/1/2027	1,878	1,159	1,160	1.41
							6,674	6,650	8.09
Electrical Equipment
AMP Purchaser, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	4/1/2033	328	327	328	0.40
AMP Purchaser, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.16%	4/1/2033	42	—	—	—
							327	328	0.40
Energy Equipment and Services
Integrated Power Services Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	3,562	3,557	3,517	4.28
Integrated Power Services Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	11/22/2031	252	(1)	(3)	—
Integrated Power Services Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.52%	11/22/2030	140	6	5	0.01
							3,562	3,519	4.29

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
Aprio Advisory Group, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.50%	8/1/2031	$596	$594	$593	0.72%
Aprio Advisory Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/1/2031	260	259	258	0.31
Aprio Advisory Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/1/2031	1,500	97	93	0.11
Aprio Advisory Group, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.50%	8/1/2031	132	(1)	(1)	—
Cerity Partners Equity Holding LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.25%	7/28/2031	3,902	3,895	3,866	4.71
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/28/2031	1,376	(2)	(13)	(0.02)
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	7/28/2031	187	89	88	0.11
Focus Financial Partners, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.16%	9/15/2031	1,489	1,492	1,456	1.77
Foreside Financial Group, LLC	(8)(14)	First Lien Term Loan	S + 5.25%	9.15%	10/1/2029	422	422	419	0.51
Minotaur Acquisition, Inc.	(8)(11)	First Lien Term Loan	S + 5.00%	8.66%	6/3/2030	1,635	1,624	1,615	1.97
Minotaur Acquisition, Inc.	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	780	774	770	0.94
Minotaur Acquisition, Inc.	(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	129	128	127	0.15
Minotaur Acquisition, Inc.	(7)(11)	First Lien Revolver	S + 5.00%	8.66%	6/3/2030	78	(1)	(1)	—
Monarch Finco, LLC	(6)(8)(13)	First Lien Term Loan	S + 4.25%	8.00%	10/29/2032	713	710	713	0.87
Monarch Finco, LLC	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/29/2032	994	659	661	0.80
Monarch Finco, LLC	(6)(7)(13)	First Lien Revolver	S + 4.25%	8.00%	10/29/2032	66	—	—	—
OneSource Virtual, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	1/30/2033	816	814	814	0.99
OneSource Virtual, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.50%	1/30/2033	119	—	—	—
Ryan, LLC	(5)(8)(13)	First Lien Term Loan	S + 3.50%	7.16%	11/5/2032	997	992	991	1.21
Ryan, LLC	(5)(7)(14)	First Lien Revolver	S + 3.50%	7.16%	11/7/2030	54	—	—	—
Wealth Enhancement Group, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/2/2028	3,864	3,310	3,301	4.02
Wealth Enhancement Group, LLC	(7)(11)	First Lien Revolver	S + 4.25%	8.00%	10/2/2028	129	—	—	—
							15,855	15,750	19.17

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Food Products
Fiesta Purchaser, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.41%	2/12/2031	$992	$988	$975	1.19%
Sara Lee Frozen Bakery, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.85%	7/30/2027	3,216	3,209	3,144	3.83
Sara Lee Frozen Bakery, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.85%	7/30/2027	1,424	1,093	1,065	1.29
							5,290	5,184	6.31
Health Care Technology
F&M Buyer LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.25%	3/18/2032	2,388	2,378	2,364	2.88
F&M Buyer LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	3/18/2032	796	(3)	(8)	(0.01)
F&M Buyer LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.25%	3/18/2032	348	(2)	(3)	—
Invictus Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.25%	6/3/2031	1,251	1,250	1,251	1.52
Invictus Buyer, LLC	(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/3/2031	529	527	529	0.64
Invictus Buyer, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.25%	6/3/2031	196	—	—	—
Swoop Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	4/12/2032	3,409	3,402	3,401	4.14
Swoop Intermediate III, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	4/12/2032	545	(1)	(1)	—
Swoop Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.25%	4/12/2032	545	(1)	(1)	—
Unlimited Technology Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.50% (Incl. 2.88% PIK)	3/12/2032	1,329	1,326	1,309	1.59
Unlimited Technology Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.50%	3/12/2032	176	—	(3)	—
Vatica Health, Inc.	(8)(12)	First Lien Term Loan	S + 4.25%	8.00%	10/29/2032	2,220	2,210	2,159	2.63
Vatica Health, Inc.	(7)(12)	First Lien Revolver	S + 4.25%	8.00%	10/29/2032	223	—	(6)	(0.01)
							11,086	10,991	13.38
Healthcare Equipment and Supplies
CPC/Cirtec Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.75%	10/31/2028	558	164	167	0.20
Tarrytown Acquisition Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.41%	11/12/2032	2,085	2,077	2,065	2.51
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/12/2032	447	(1)	(4)	—
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.41%	11/12/2032	377	(2)	(4)	—
							2,238	2,224	2.71
Healthcare Providers and Services
123Dentist Inc.	(6)(8)(12)	First Lien Delayed Draw Term Loan	C + 5.00%	7.29%	8/10/2029	CAD 3,956	2,856	2,779	3.38
AB Centers Acquisition Corporation	(8)(12)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2031	2,420	2,406	2,413	2.94
Premise Health Holding Corp.	(8)(12)	First Lien Term Loan	S + 4.75%	8.50%	11/8/2032	189	188	188	0.23
Premise Health Holding Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	11/8/2032	80	47	48	0.06
Premise Health Holding Corp.	(7)(12)	First Lien Revolver	S + 4.75%	8.50%	11/6/2031	19	—	—	—
							5,497	5,428	6.61
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(11)	First Lien Term Loan	C + 4.25%	6.86%	5/29/2030	CAD 485	351	341	0.42
Movati Athletic (Group) Inc.	(6)(7)(14)	First Lien Delayed Draw Term Loan	C + 4.25%	6.86%	5/29/2030	CAD 113	(1)	—	—
Movati Athletic (Group) Inc.	(6)(7)(14)	First Lien Revolver	C + 4.25%	6.86%	5/29/2029	CAD 85	—	—	—
							350	341	0.42

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Household Products
Wu Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.50%	4/19/2032	$3,763	$3,755	$3,734	4.55%
Wu Holdco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	4/19/2032	922	(2)	(7)	(0.01)
Wu Holdco, Inc.	(7)(14)	First Lien Revolver	S + 4.75%	8.50%	4/19/2032	287	(1)	(2)	—
							3,752	3,725	4.54
Industrial Conglomerates
Harvey Tool Company, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.25%	8/6/2032	893	887	884	1.07
Harvey Tool Company, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	8/6/2032	391	(1)	(4)	—
Harvey Tool Company, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.50%	8/6/2032	117	—	(1)	—
							886	879	1.07
Insurance
AmeriLife Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.75%	8/31/2029	2,420	2,417	2,414	2.94
AmeriLife Holdings LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/31/2029	1,304	1,302	1,301	1.58
AmeriLife Holdings LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/31/2029	819	145	144	0.18
AmeriLife Holdings LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.75%	8/31/2028	410	102	101	0.12
Bellwether Buyer, L.L.C.	(8)(12)	First Lien Term Loan	S + 4.50%	8.16%	4/15/2032	2,091	2,088	2,091	2.55
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/15/2032	1,089	150	152	0.19
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	4/15/2032	436	(1)	—	—
Foundation Risk Partners, Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	10/29/2030	3,987	2,774	2,767	3.37
Higginbotham Insurance Agency, Inc	(8)(11)	First Lien Term Loan	S + 4.50%	8.16%	6/11/2031	1,333	1,333	1,329	1.62
Higginbotham Insurance Agency, Inc	(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/11/2031	111	111	111	0.14
Higginbotham Insurance Agency, Inc	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/11/2031	104	36	35	0.04
Patriot Growth Insurance Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.90%	10/16/2028	4,587	4,570	4,552	5.54
Patriot Growth Insurance Services, LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.75%	10/16/2028	354	(1)	(3)	—
World Insurance Associates, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.75%	4/3/2030	2,864	2,852	2,857	3.48
World Insurance Associates, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	4/3/2030	1,023	694	696	0.85
World Insurance Associates, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.75%	4/3/2030	75	—	—	—
							18,572	18,547	22.60
IT Services
Ridge Trail US Bidco, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.25%	9/30/2031	1,012	1,006	1,007	1.23
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/30/2031	354	47	47	0.06
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.25%	3/31/2031	118	(1)	(1)	—
Safety Borrower Holdings LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.41%	12/19/2032	357	356	352	0.43
Safety Borrower Holdings LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/19/2032	138	—	(2)	—
Safety Borrower Holdings LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.41%	12/19/2032	41	2	2	—
Spirit RR Holdings, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	9/13/2028	1,318	1,309	1,308	1.59
							2,719	2,713	3.31

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Real Chemistry Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	4/12/2032	$2,588	$2,583	$2,562	3.12%
Real Chemistry Intermediate III, Inc.	(7)(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	4/12/2032	1,150	768	759	0.92
Real Chemistry Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.25%	4/12/2032	575	(1)	(6)	(0.01)
							3,350	3,315	4.03
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(8)(11)	First Lien Term Loan	S + 5.25%	9.12%	12/22/2031	2,857	2,845	2,843	3.46
Bridges Consumer Healthcare Intermediate LLC	(7)(8)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	9.12%	12/22/2031	1,363	1,081	1,081	1.32
Bridges Consumer Healthcare Intermediate LLC	(7)(11)	First Lien Revolver	S + 5.25%	9.12%	12/22/2031	551	(2)	(3)	—
Puma Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.00%	3/29/2032	3,712	3,705	3,712	4.52
Puma Buyer, LLC	(7)(13)	First Lien Revolver	S + 4.25%	8.00%	3/29/2032	643	(1)	—	—
TerSera Therapeutics LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.75%	4/4/2030	326	324	326	0.40
TerSera Therapeutics LLC	(7)(11)	First Lien Revolver	S + 5.75%	9.50%	4/4/2030	6	—	—	—
							7,952	7,959	9.70
Professional Services
Analytic Partners, LP	(8)(12)	First Lien Term Loan	S + 4.25%	7.91%	4/4/2030	1,739	1,736	1,735	2.11
Analytic Partners, LP	(7)(14)	First Lien Revolver	S + 4.25%	7.91%	4/4/2030	239	—	(1)	—
Grant Thornton Advisors LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	6.41%	6/2/2031	1,241	1,244	1,184	1.44
Iris Buyer LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	10/2/2030	745	510	509	0.62
OMNIA Partners, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.50%	12/31/2032	1,045	1,041	1,048	1.28
Propio LS, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.50%	5/10/2030	4,818	4,799	4,794	5.84
Propio LS, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.50%	5/10/2030	133	30	30	0.04
Rimkus Consulting Group, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.00%	4/1/2031	1,765	1,765	1,712	2.08
Rimkus Consulting Group, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	4/1/2031	124	124	120	0.15
Rimkus Consulting Group, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	9.00%	4/1/2030	245	61	54	0.07
Sedgwick Claims Management Services, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.16%	7/31/2031	992	992	982	1.20
USRP Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.41%	12/31/2029	3,119	3,119	3,118	3.80
USRP Holdings, Inc.	(7)(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/31/2029	1,006	953	955	1.16
USRP Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.41%	12/31/2029	328	—	—	—
							16,374	16,240	19.79

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Articulate Global, LLC	(8)(13)	First Lien Term Loan	S + 4.00%	7.75%	10/25/2032	$4,484	$4,475	$4,451	5.42%
Articulate Global, LLC	(7)(13)	First Lien Revolver	S + 4.00%	7.75%	10/25/2032	451	1	(3)	—
Boxer Parent Company Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.50%	7/30/2031	992	985	897	1.09
Camelot U.S. Acquisition LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	6.41%	1/31/2031	1,000	985	924	1.13
Clearwater Analytics Holdings, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.25%	6/27/2033	609	607	609	0.74
Clearwater Analytics Holdings, Inc.	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/27/2033	113	—	—	—
Clearwater Analytics Holdings, Inc.	(7)(11)	First Lien Revolver	S + 4.50%	8.25%	6/27/2033	73	—	—	—
Conservice Midco, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.25%	2/25/2033	758	756	756	0.92
Conservice Midco, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.25%	2/25/2033	103	—	—	—
Edition Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.16%	12/20/2032	1,544	1,542	1,521	1.85
Edition Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/20/2032	322	—	(5)	(0.01)
Edition Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	12/20/2032	134	5	3	—
ESG Investments, Inc.	(8)(11)	First Lien Term Loan	S + 4.75%	8.50%	3/11/2029	77	77	76	0.09
Fourth Enterprises, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.16%	3/21/2031	3,081	3,069	3,027	3.69
Fourth Enterprises, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/21/2031	602	(3)	(11)	(0.01)
Fourth Enterprises, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	3/21/2031	278	(1)	(5)	(0.01)
Genesys Cloud Services Holdings I, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.16%	1/30/2032	496	490	476	0.58
KPA Parent Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.16%	3/12/2032	4,066	4,048	4,026	4.90
KPA Parent Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/12/2032	531	(2)	(5)	(0.01)
KPA Parent Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	3/12/2032	402	(2)	(4)	—
Majesco, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	1/7/2033	2,952	2,950	2,893	3.52
Majesco, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.25%	1/7/2033	257	—	(5)	(0.01)
Maverick Bidco Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.62%	12/2/2031	2,150	2,146	2,118	2.58
Maverick Bidco Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.62%	12/2/2031	108	—	(2)	—
Maverick Bidco Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.62%	12/2/2031	86	—	(1)	—
Monotype Imaging Holdings Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	8.91%	2/28/2031	741	741	741	0.90
MRI Software LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.50%	2/10/2028	719	717	713	0.87
MRI Software LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.50%	2/10/2028	22	5	5	0.01
OEConnection LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/23/2032	4,674	4	(47)	(0.06)
OEConnection LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	12/23/2032	1,149	1,146	1,126	1.37
OEConnection LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.16%	12/23/2032	177	—	(2)	—
Supernova Intermediate Pty Ltd	(6)(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	5/12/2033	1,376	1,373	1,373	1.67
Supernova Intermediate Pty Ltd	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	5/12/2033	500	(1)	(1)	—
Supernova Intermediate Pty Ltd	(6)(7)(13)	First Lien Revolver	S + 5.00%	8.75%	5/12/2033	175	—	—	—
							26,113	25,644	31.22
Textiles, Apparel and Luxury Goods
Varsity Brands, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.50%	8/26/2031	993	995	995	1.21
							995	995	1.21
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.16%	2/20/2028	666	664	666	0.81
Kele Holdco, Inc.	(7)(11)	First Lien Revolver	S + 4.50%	8.16%	2/20/2028	75	45	45	0.05
							709	711	0.86

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
CCI Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.75%	5/13/2032	$4,689	$4,669	$4,665	5.68%
CCI Buyer, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.75%	5/13/2032	276	(1)	(1)	—
							4,668	4,664	5.68
Total Secured Debt Investments							162,800	161,549	196.73

Unsecured Debt Investments
Software
OEC Holdco, LLC		Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	$529	$520	$524	0.64%
							520	524	0.64
Total Unsecured Debt Investments							520	524	0.64

Equity Investments
Commercial Services and Supplies
REP Summit Coinvest IV, L.P.	(10)	LP Units	—	—	—	108	$107	$98	0.12%
							107	98	0.12
Diversified Consumer Services
EXPG Holdings, L.P.	(3)(10)	Common	—	—	—	—	69	67	0.08
							69	67	0.08
Financial Services
TA Investors Thunderbolt, L.P.	(7)(10)	LP Units	—	—	—	42	35	30	0.04
							35	30	0.04
Health Care Technology
FH VH Parent, L.P.	(10)	Common	—	—	—	98	141	168	0.20
							141	168	0.20
Software
Five Arrows Supernova Falt Co-Invest Scsp	(6)(10)	Common	—	—	—	64	65	64	0.08
GT Silver Co-Invest SCSp	(3)(10)	LP Units	—	—	—	—	48	48	0.06
							113	112	0.14
Total Equity Investments							465	475	0.58
Total Investments - non-controlled/non-affiliated							163,785	162,548	197.95

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(9)		—	—	—		$1,661	$1,661	2.02%
Total Short-Term Investments							1,661	1,661	2.02
Total Investments at fair value							$165,446	$164,209	199.97%

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), or other relevant benchmark, which reset daily, monthly, quarterly, semi-annually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on June 30, 2026. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR and CORRA based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 5.54% of total assets as calculated in accordance with regulatory requirements.
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
9.
Short-term investments amounting to $1,661 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and are categorized as Level 1 under the ASC 820 fair value level hierarchy as of June 30, 2026.
10.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $475 or 0.58% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
EXPG Holdings, L.P.	Common	December 10, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Five Arrows Supernova Falt Co-Invest Scsp	Common	May 12, 2026
GT Silver Co-Invest SCSp	LP Units	June 25, 2026
REP Summit Coinvest IV, L.P.	LP Units	December 31, 2025
TA Investors Thunderbolt, L.P.	LP Units	January 29, 2026

11.
Loan includes interest floor of 1.00%.
12.
Loan includes interest floor of 0.75%.
13.
Loan includes interest floor of 0.50%.
14.
Loan includes interest floor of 0.00%.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

As of June 30, 2026, the Company had the following commitments to fund various revolving loans, delayed draw loans, and equity investments. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AmeriLife Holdings LLC	Delayed Draw Term Loan	3/1/2027	$672	$(2)
AmeriLife Holdings LLC	Revolver	8/31/2028	307	(1)
AMP Purchaser, LLC	Revolver	4/1/2033	42	—
Analytic Partners, LP	Revolver	4/4/2030	239	(1)
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	920	(5)
Apex Service Partners, LLC	Revolver	10/24/2029	32	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/24/2027	1,399	(7)
Aprio Advisory Group, LLC	Revolver	8/1/2031	132	(1)
Arax MidCo, LLC	Delayed Draw Term Loan	3/24/2028	297	(1)
Arax MidCo, LLC	Revolver	3/24/2032	54	—
Articulate Global, LLC	Revolver	10/25/2032	451	(3)
Aurora Plastics, LLC	Revolver	8/12/2030	485	(6)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	937	—
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	436	—
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	275	(1)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	551	(3)
CCI Buyer, Inc.	Revolver	5/13/2032	276	(1)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	1,376	(13)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	97	(1)
Clearwater Analytics Holdings, Inc.	Delayed Draw Term Loan	12/25/2028	113	—
Clearwater Analytics Holdings, Inc.	Revolver	6/27/2033	73	—
Conservice Midco, LLC	Revolver	2/25/2033	103	—
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	390	—
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/19/2028	243	(2)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	156	(1)
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	385	(3)
CRS Midco Holdings, LLC	Revolver	12/31/2032	231	(2)
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	322	(5)
Edition Holdings, Inc.	Revolver	12/20/2032	129	(2)
ExperiGreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	648	(6)
ExperiGreen Intermediate Holdings, Inc.	Revolver	12/10/2032	422	(4)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	796	(8)
F&M Buyer LLC	Revolver	3/18/2032	348	(3)
Flint Opco, LLC	Delayed Draw Term Loan	6/6/2028	100	(1)
Flint Opco, LLC	Revolver	8/15/2029	72	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	1,200	(6)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	602	(11)
Fourth Enterprises, LLC	Revolver	3/21/2031	278	(5)

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Halo Buyer, Inc.	Revolver	8/7/2029	$174	$(3)
Harvey Tool Company, LLC	Delayed Draw Term Loan	8/6/2027	391	(4)
Harvey Tool Company, LLC	Revolver	8/6/2032	117	(1)
Higginbotham Insurance Agency, Inc	Delayed Draw Term Loan	12/11/2027	68	—
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	1/28/2028	252	(3)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2030	133	(2)
Invictus Buyer, LLC	Revolver	6/3/2031	196	—
Iris Buyer LLC	Delayed Draw Term Loan	8/5/2026	232	(1)
Kele Holdco, Inc.	Revolver	2/20/2028	30	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	48	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	532	(5)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	402	(4)
Lubricant Engineers	Revolver	9/1/2029	354	(2)
Majesco, LLC	Revolver	1/7/2033	257	(5)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	108	(2)
Maverick Bidco Inc.	Revolver	12/2/2031	86	(1)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	78	(1)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	332	—
Monarch Finco, LLC	Revolver	10/29/2032	66	—
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	80	—
Movati Athletic (Group) Inc.	Revolver	5/29/2029	60	—
MRI Software LLC	Revolver	2/10/2028	16	—
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2027	163	(1)
NFO Orange Buyer, LLC	Revolver	1/13/2033	49	—
OEConnection LLC	Delayed Draw Term Loan	12/26/2028	4,674	(47)
OEConnection LLC	Revolver	12/23/2032	178	(2)
OneSource Virtual, Inc.	Revolver	1/30/2033	119	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	354	(3)
PLZ CORP.	Revolver	3/31/2032	64	—
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	26	—
Polyphase Elevator Holding Company	Revolver	11/24/2032	58	—
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	32	—
Premise Health Holding Corp.	Revolver	11/6/2031	19	—
Propio LS, LLC	Revolver	5/10/2030	103	(1)
Puma Buyer, LLC	Revolver	3/29/2032	643	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	380	(4)

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Real Chemistry Intermediate III, Inc.	Revolver	4/12/2032	$575	$(6)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	305	(2)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	118	(1)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	184	(6)
Ryan, LLC	Revolver	11/7/2030	54	—
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	406	(4)
Saber Parent Holdings Corp.	Revolver	12/16/2032	133	(1)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	138	(2)
Safety Borrower Holdings LLC	Revolver	12/19/2032	39	(1)
Sara Lee Frozen Bakery, LLC	Revolver	7/30/2027	327	(7)
Supernova Intermediate Pty Ltd	Delayed Draw Term Loan	5/13/2029	500	(1)
Supernova Intermediate Pty Ltd	Revolver	5/12/2033	175	—
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	545	(1)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	545	(1)
TA Investors Thunderbolt, L.P.	LP Units	N/A	7	—
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	447	(4)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	377	(4)
TerSera Therapeutics LLC	Revolver	4/4/2030	6	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	450	—
The Ultimus Group Midco, LLC	Revolver	7/1/2032	169	—
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	176	(3)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	51	—
USRP Holdings, Inc.	Revolver	12/31/2029	329	—
Vatica Health, Inc.	Revolver	10/29/2032	223	(6)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	709	(4)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	554	(1)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	129	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	324	(1)
World Insurance Associates, LLC	Revolver	4/3/2030	75	—
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	922	(7)
Wu Holdco, Inc.	Revolver	4/19/2032	287	(2)
Total Unfunded Commitments			$35,742	$(262)

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), or other relevant benchmark, which reset daily, monthly, quarterly, semi-annually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on December 31, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a PIK provision. SOFR and CORRA based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of June 30, 2026, the Company’s wholly owned subsidiaries include: ASTII Funding SPV LLC (“A-Star II Funding SPV”), ASTII Master Fund LLC (“A-Star II Master Fund”) and ASTII Equity Holdings LLC (“A-Star II Equity”, and collectively with A-Star II Funding SPV and A-Star II Master Fund, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. Unreimbursed organization costs are included in "Due to affiliates" on the Consolidated Statements of Assets and Liabilities. For both the three and six months ended June 30, 2026, the Company did not incur any new organizational costs.

Costs associated with the Private Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepted capital contribution from unaffiliated shareholders in the Private Offering. For the three and six months ended June 30, 2026, the Company did not incur any new offering costs, and amortized $55 and $110, respectively, of offering costs during the period.

As of June 30, 2026 and December 31, 2025, $13 and $123, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board, based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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

As of June 30, 2026, independent valuation firms reviewed a substantial majority of the Company’s investment valuations.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

For the three and six months ended June 30, 2026, the Company recognized $234 and $426, respectively, of management fees, before impact of waived fees. For the three and six months ended June 30, 2026, the Adviser agreed to waive $234 and $426, respectively, of management fees. As of both June 30, 2026 and December 31, 2025, no management fees were payable.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The investment income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and six months ended June 30, 2026, the Company incurred income based incentive fees of $183 and $354, respectively, and recorded a reversal of capital gains incentive fees of zero and $24, respectively, before impact of waived fees. For the three and six months ended June 30, 2026, the Adviser agreed to waive $183 and $354 in income based incentive fees and reversed zero and $24, respectively, of previously recorded capital gains incentive fee waiver. As of both June 30, 2026 and December 31, 2025, no incentive fees were payable.

Licensing Agreement

As part of the Investment Advisory Agreement, the Adviser, on behalf of Antares Holdings LP, agreed to grant the Company a fully paid-up, royalty-free, non-exclusive, non-transferable license to use “Antares” for specified purposes in the Company’s business, during the term of the Investment Advisory Agreement. Other than with respect to this limited license, the Company will have no legal right to the “Antares” name.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and six months ended June 30, 2026, the Company incurred administrative service fees of $181 and $361, respectively.

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

For the three and six months ended June 30, 2026, the Adviser provided $396 and $847, respectively, of expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For both the three and six months ended June 30, 2026, no reimbursement payments were made by the Company to the Adviser.

Co-Investment Activity

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Directors must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$162,800	$161,549	98.38%	$148,636	$148,839	97.12%
Unsecured Debt	520	524	0.32	490	501	0.33
Equity Investments	465	475	0.29	318	318	0.21
Short-Term Investments	1,661	1,661	1.01	3,585	3,585	2.34
Total Investments	$165,446	$164,209	100.00%	$153,029	$153,243	100.00%

As of both June 30, 2026 and December 31, 2025, there were no portfolio companies with loans on non-accrual status.

The industry composition of the Company’s non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2026	December 31, 2025
Software	16.17%	12.72%
Insurance	11.41	11.72
Professional Services	9.99	13.51
Financial Services	9.71	10.29
Health Care Technology	6.86	6.43
Chemicals	4.91	5.03
Pharmaceuticals	4.90	5.14
Diversified Consumer Services	4.13	3.36
Commercial Services and Supplies	4.05	4.23
Healthcare Providers and Services	3.34	3.68
Food Products	3.19	3.32
Containers and Packaging	2.98	2.97
Wireless Telecommunication Services	2.87	3.13
Household Products	2.29	2.53
Energy Equipment and Services	2.17	1.75
Media	2.04	2.16
Distributors	1.89	1.50
IT Services	1.67	2.04
Healthcare Equipment and Supplies	1.37	1.38
Capital Markets	1.22	—
Air Freight and Logistics	0.84	0.89
Textiles, Apparel and Luxury Goods	0.61	0.67
Industrial Conglomerates	0.54	0.58
Trading Companies and Distributors	0.44	0.46
Hotels, Restaurants and Leisure	0.21	0.23
Electrical Equipment	0.20	—
Construction & Engineering	—	0.28
Total	100.00%	100.00%

The geographic composition of the Company’s non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$160,579	$159,428	98.08%	194.15%
Canada	3,206	3,120	1.92	3.80
Total	$163,785	$162,548	100.00%	197.95%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$145,127	$145,312	97.10%	212.04%
Canada	4,317	4,346	2.90	6.34
Total	$149,444	$149,658	100.00%	218.38%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$14,568	$146,981	$161,549
Unsecured Debt	—	—	524	524
Equity Investments	—	—	475	475
Total non-controlled/non-affiliated investments	—	14,568	147,980	162,548
Short-Term Investments	1,661	—	—	1,661
Total Investments at fair value	$1,661	$14,568	$147,980	$164,209

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$14,992	$133,847	$148,839
Unsecured Debt	—	—	501	501
Equity Investments	—	—	318	318
Total non-controlled/non-affiliated investments	—	14,992	134,666	149,658
Short-Term Investments	3,585	—	—	3,585
Total Investments at fair value	$3,585	$14,992	$134,666	$153,243

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$140,602	$495	$329	$141,426
Purchase of investments (including received in-kind)	11,671	28	113	11,812
Proceeds from sale of investments and principal repayments	(5,828)	—	—	(5,828)
Net accretion of discount and amortization of premium	40	1	—	41
Net change in unrealized appreciation (depreciation) on investments	51	—	33	84
Transfers to Level 3	445	—	—	445
Fair value, end of period	$146,981	$524	$475	$147,980
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2026	$70	$—	$33	$103

	Six Months Ended June 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$133,847	$501	$318	$134,666
Purchase of investments (including received in-kind)	24,937	29	148	25,114
Proceeds from sale of investments and principal repayments	(10,833)	—	—	(10,833)
Net accretion of discounts and amortization of premiums on investments	126	1	—	127
Net change in unrealized appreciation (depreciation) on investments	(1,096)	(7)	9	(1,094)
Transfers to Level 3	—	—	—	—
Fair value, end of period	$146,981	$524	$475	$147,980
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at June 30, 2026	$(1,054)	$(7)	$9	$(1,052)

Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2026, transfers to (out of) Level 3, if any, were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$133,818	Market yield analysis	Market yield discount rates	7.38%	12.33%	9.20%
	12,554	Recent transaction	Transaction price	N/A	N/A	N/A
	609	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	146,981

Unsecured Debt	524	Market yield analysis	Market yield discount rates	11.15%	11.50%	11.33%

Equity Investments	364	Comparable company analysis	EBITDA multiples	11.0x	17.0x	14.5x
	111	Recent transaction	Transaction price	N/A	N/A	N/A
Total Equity Investments	475
Total	$147,980

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$88,336	Market yield analysis	Market yield discount rates	7.55%	10.43%	8.47%
	44,352	Recent transaction	Transaction price	N/A	N/A	N/A
	1,159	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	133,847

Unsecured Debt	501	Recent transaction	Transaction price	N/A	N/A	N/A

Equity Investments	318	Recent transaction	Transaction price	N/A	N/A	N/A
Total	$134,666

(1)
As of June 30, 2026 and December 31, 2025, amounts of $13,274 and $46,330, respectively, included within the fair value of Level 3 assets were valued based on unobservable inputs not developed by the Adviser (e.g., broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or variable rates. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 197.44% and 182.41%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Citi Facility	$250,000	$84,275	$84,275	$165,725	$18,391
Total	$250,000	$84,275	$84,275	$165,725	$18,391

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Citi Facility	$250,000	$83,159	$83,159	$166,841	$13,432
Total	$250,000	$83,159	$83,159	$166,841	$13,432

(1)
The carrying value of the Company’s debt obligations is used as an approximation of fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of June 30, 2026 and December 31, 2025. Carrying values do not include impact of deferred financing costs.
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

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Citi Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	June 30, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	4,028	$2,899	$2,837	$62
Total		$2,899	$2,837	$62

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	1,128	$824	$822	$2
Total		$824	$822	$2

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Stated interest expense	$1,160	$2,317
Facility unused fees	209	377
Amortization of deferred financing costs	95	190
Total interest and debt expense	$1,464	$2,884
Cash paid for interest expense	$1,372	$2,668
Citi Facility weighted average interest rate	5.45%	5.45%
Citi Facility average debt outstanding	$84,144	$84,491

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

As of June 30, 2026 and December 31, 2025, $202 and $212, respectively, of stated interest expense and $36 and zero of unused commitment fees, respectively, were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit commitments, delayed draw commitments, and equity investments, which require the Company to fund when requested by the portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had unfunded investment commitments in the aggregate par amount of $35,742 and $44,146, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2026 and December 31, 2025, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

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

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
Issuance of shares	197,179	$4,884	458,686	$11,474
Reinvestment of distributions	80,823	2,004	144,257	3,598
Net increase (decrease)	278,002	$6,888	602,943	$15,072

As of June 30, 2026 and December 31, 2025, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) own Common Shares of the Company.

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

Distributions

The Company authorizes and declares distribution amounts per Common Share payable monthly in arrears. The following table presents distributions that were declared during the six months ended June 30, 2026:

Six Months Ended June 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1773	$0.0269	$0.2042	$592
February 27, 2026	April 2, 2026	0.1597	0.0194	0.1791	532
March 30, 2026	May 1, 2026	0.1742	0.0211	0.1953	593
April 30, 2026	May 29, 2026	0.1676	0.0152	0.1828	572
May 28, 2026	June 29, 2026	0.1741	0.0105	0.1846	590
June 30, 2026	July 30, 2026	0.1682	0.0102	0.1784	591
Total		$1.0211	$0.1033	$1.1244	$3,470

(1)
Rounded to four decimal places.
(2)
The base distribution per share includes the impact of shareholder servicing and/or distribution fees.

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

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026:

Six Months Ended June 30, 2026
Per Share Data:
Net assets, beginning of period	$25.28
Net investment income (loss) (1)	1.07
Net realized and change in unrealized appreciation (depreciation) (2)	(0.45)
Net increase (decrease) in net assets resulting from operations	0.62
Distributions declared (3)	(1.12)
Total increase (decrease) in net assets	(0.50)
Net assets, end of period	$24.78
Shares outstanding, end of period	3,313,875
Total return based on net asset value (4)	2.55%
Ratios: (5)
Total expenses to average net assets gross of fee waivers	13.69%
Net expenses to average net assets net of fee waivers	9.39%
Net investment income to average net assets	8.95%
Portfolio turnover rate (6)	6.99%
Supplemental Data:
Net assets, end of period	$82,116
Asset coverage ratio (7)	197.44%

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

Note 10. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker (the “CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations is comprised of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2026. There are no subsequent events to disclose except for the following:

Share Issuances

On July 1, 2026, the Company sold and issued 65,548 Common Shares for an aggregate consideration of approximately $1,624 at a price of $24.78 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

The Company received $3,353 of net proceeds relating to the issuance of Common Shares for subscriptions effective August 1, 2026.

Distribution Declaration

On July 28, 2026, the Company declared a regular distribution in the amount of $0.1736 per share and a special distribution in the amount of $0.0105 per share for its Common Shares, which are payable to shareholders of record as of July 28, 2026, and will be paid on or about August 31, 2026.

These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a newly-organized, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) as of July 18, 2025. We also intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares (“Common Shares”) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our net asset value (“NAV”) per Common Share. Formed as a Delaware limited liability company on April 15, 2025, we are externally managed by Antares Capital Credit Advisers LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

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

Portfolio and Investment Activity

As of June 30, 2026, we had investments in 88 portfolio companies across 26 industries. Based on fair value as of June 30, 2026, approximately 99.68% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. the Secured Overnight Financing Rate, “SOFR”), which primarily is subject to interest rate floors. As of June 30, 2026, our weighted average total yield of debt and income producing securities at amortized cost was 8.28%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2026.

As of December 31, 2025, we had investments in 76 portfolio companies across 25 industries. Based on fair value as of December 31, 2025, approximately 99.66% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average total yield of debt and income producing securities at amortized cost was 8.23%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Total investments, beginning of period	$157,790	$149,444
Purchases of investments (including received in-kind)	11,816	25,111
Net accretion of discounts and amortization of premium on investments	41	125
Proceeds from sale of investments and principal repayments	(5,862)	(10,895)
Total investments, end of period	$163,785	$163,785

The following table presents certain selected information regarding our investment portfolio:

	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.28%	8.23%
Weighted average yield on debt and income producing investments, at fair value (1)	8.28%	8.23%
Number of portfolio companies	88	76
Median LTM EBITDA (2)(3)	$123.9M	$124.0M
Weighted average net senior leverage (2)(4)	5.4x	5.4x
Weighted average loan-to-value (“LTV”) (2)(5)	37.0%	36.3%
Percentage of debt investments bearing a floating rate, at fair value	99.68%	99.66%
Percentage of debt investments bearing a fixed rate, at fair value	0.32%	0.34%

(1)
Computed based on the stated interest rate or yield as of June 30, 2026 and December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	June 30, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$151,771	93.37%	84
B	6,568	4.04	3
C	4,209	2.59	1
D	—	—	—
E	—	—	—
	$162,548	100.00%	88

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$148,978	99.55%	75
B	680	0.45	1
C	—	—	—
D	—	—	—
E	—	—	—
	$149,658	100.00%	76

As of June 30, 2026 and December 31, 2025, there were no portfolio companies with loans on non-accrual status. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$162,800	$161,549	98.38%	$148,636	$148,839	97.12%
Unsecured Debt	520	524	0.32	490	501	0.33
Equity Investments	465	475	0.29	318	318	0.21
Short-Term Investments	1,661	1,661	1.01	3,585	3,585	2.34
Total Investments	$165,446	$164,209	100.00%	$153,029	$153,243	100.00%

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2026	December 31, 2025
Software	16.17%	12.72%
Insurance	11.41	11.72
Professional Services	9.99	13.51
Financial Services	9.71	10.29
Health Care Technology	6.86	6.43
Chemicals	4.91	5.03
Pharmaceuticals	4.90	5.14
Diversified Consumer Services	4.13	3.36
Commercial Services and Supplies	4.05	4.23
Healthcare Providers and Services	3.34	3.68
Food Products	3.19	3.32
Containers and Packaging	2.98	2.97
Wireless Telecommunication Services	2.87	3.13
Household Products	2.29	2.53
Energy Equipment and Services	2.17	1.75
Media	2.04	2.16
Distributors	1.89	1.50
IT Services	1.67	2.04
Healthcare Equipment and Supplies	1.37	1.38
Capital Markets	1.22	—
Air Freight and Logistics	0.84	0.89
Textiles, Apparel and Luxury Goods	0.61	0.67
Industrial Conglomerates	0.54	0.58
Trading Companies and Distributors	0.44	0.46
Hotels, Restaurants and Leisure	0.21	0.23
Electrical Equipment	0.20	—
Construction & Engineering	—	0.28
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled, non-affiliated investments, based on amortized cost and fair value (dollar amounts in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$160,579	$159,428	98.08%	194.15%
Canada	3,206	3,120	1.92	3.80
Total	$163,785	$162,548	100.00%	197.95%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$145,127	$145,312	97.10%	212.04%
Canada	4,317	4,346	2.90	6.34
Total	$149,444	$149,658	100.00%	218.38%

Results of Operations

No comparative financial statements are presented as we had not begun operations during any period prior to July 18, 2025, we were formed on April 15, 2025 and commenced our investing operations on July 18, 2025.

Operating results for the three and six months ended June 30, 2026 were as follows (table below in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Total investment income	$3,482	$6,890
Total expenses	2,641	5,186
Management fees waiver	(234)	(426)
Incentive fees waiver	(183)	(330)
Reimbursable expenses paid by adviser	(396)	(847)
Net expenses, net of fee waivers	1,828	3,583
Net investment income (loss)	1,654	3,307
Net realized gain (loss)	16	77
Net change in unrealized appreciation (depreciation)	284	(1,402)
Net increase (decrease) in net assets resulting from operations	$1,954	$1,982

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three and six months ended June 30, 2026 (table below in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Interest income	$3,418	$6,724
Payment-in-kind interest income	34	68
Other income	30	98
Total investment income	$3,482	$6,890

Total investment income for both the three and six months ended June 30, 2026 is primarily driven by contractual spreads and floating index rates on invested balance of investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

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

Expenses

Expenses were as follows (table below in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Period from April 15, 2025 (inception) to June 30, 2025
Interest and debt expenses	$1,464	$2,884	$—
Management fees	234	426	—
Income based incentive fee	183	354	—
Capital gains incentive fee	—	(24)	—
Administrative service fee	181	361	—
Board of Directors' fee	5	9	—
Other general and administrative expenses	350	741	—
Organization and offering costs	55	110	153
Shareholder servicing and/or distribution fee	169	325	—
Total expenses	2,641	5,186	153
Management fees waiver	(234)	(426)	—
Incentive fees waiver	(183)	(330)	—
Reimbursable expenses paid by adviser	(396)	(847)	(153)
Net expenses, net of fee waivers	$1,828	$3,583	$—

Total operating expenses were $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2026, primarily comprised of $0.3 million and $0.7 million, respectively, of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.2 million and $0.4 million, respectively, of administrative service expenses, and $0.1 million and $0.1 million, respectively, in organization and offering costs. From inception through June 30, 2025, total operating expenses were 0.2 million, were comprised of 0.2 million of organizational and offering costs.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, weighted average interest rates and average outstanding balances were as follows (table below in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Stated interest expense	$1,160	$2,317
Facility unused fees	209	377
Amortization of deferred financing costs	95	190
Total interest and debt expense	$1,464	$2,884
Cash paid for interest expense	$1,372	$2,668
Citi Facility weighted average interest rate	5.45%	5.45%
Citi Facility average debt outstanding	$84,144	$84,491

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

As of June 30, 2026 and December 31, 2025, $202 and $212, respectively, of stated interest expense and $36 and zero of unused commitment fees, respectively, were included in interest payable on the Consolidated Statements of Assets and Liabilities.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investments (table below in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net change in unrealized appreciation (depreciation) on investments	$248	$(1,451)
Net realized and change in unrealized gain (loss) on investments	$248	$(1,451)

For the three months ended June 30, 2026 net realized and change in unrealized gain on investments were driven by mark-to-market gains in the fair value of private credit and broadly syndicated loan portfolios, primarily attributable to modest price recoveries in the liquid market. For the six months ended June 30, 2026, net realized and change in unrealized loss on investments were driven by mark-to-market losses in the fair value of private credit and broadly syndicated loan portfolios, primarily caused by the impact of the widening credit spreads on the portfolio. As of June 30, 2026 and December 31, 2025, the fair value of our debt investments as a percentage of principal, excluding unfunded commitments, was 99.09% and 99.76%, respectively.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of our NAV as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and six months ended June 30, 2026, we incurred management fees of $0.2 million and $0.4 million, respectively. All management fees have been waived for both the three and six months ended June 30, 2026.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and six months ended June 30, 2026, we incurred income based incentive fees of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2026, the Adviser agreed to waive $0.2 million and $0.3 million, respectively, in total incentive fees, resulting in no incentive fees payable.

Expense Support Agreement

On June 26, 2025, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser will pay our total organization and offering expenses, professional fees, director fees, administration fees, and other general and administrative expenses on our behalf such that these operating expenses do not exceed 1.00% (on annualized basis) of our NAV. Additionally, the Adviser may elect to pay certain additional expenses on our behalf. Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all expense payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

For the three and six months ended June 30, 2026, the Adviser provided $0.4 million and $0.8 million, respectively, of expense support pursuant to the Expense Support Agreement. Our obligation to make a reimbursement payment shall automatically become our liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of June 30, 2026, we had one credit facility outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026, we had an aggregate amount of $84.3 million of debt outstanding and our asset coverage ratio was 197.44%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our Citi Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026 (dollar amounts in thousands):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
Issuance of shares	197,179	$4,884	458,686	$11,474
Reinvestment of distributions	80,823	2,004	144,257	3,598
Net increase (decrease)	278,002	$6,888	602,943	$15,072

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

Distributions

We authorize and declare distribution amounts per Common Share payable monthly in arrears. The following table presents distributions that were declared during the six months ended June 30, 2026:

Six Months Ended June 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1773	$0.0269	$0.2042	$592
February 27, 2026	April 2, 2026	0.1597	0.0194	0.1791	532
March 30, 2026	May 1, 2026	0.1742	0.0211	0.1953	593
April 30, 2026	May 29, 2026	0.1676	0.0152	0.1828	572
May 28, 2026	June 29, 2026	0.1741	0.0105	0.1846	590
June 30, 2026	July 30, 2026	0.1682	0.0102	0.1784	591
Total		$1.0211	$0.1033	$1.1244	$3,470

(1)
Rounded to four decimal places.
(2)
The base distribution per share includes the impact of shareholder servicing and/or distribution fees.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
Source of Distribution	Per Share	Amount
Net investment income (loss)	$1.1244	$3,470
Net realized gain (loss)	—	—
Return of capital	—	—
Total	$1.1244	$3,470

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

Recent Developments

Share Issuances

On July 1, 2026, we sold and issued 65,548 Common Shares for an aggregate consideration of approximately $1.6 million at a price of $24.78 per Common Share, including Common Shares issued through our distribution reinvestment plan.

We received $3.4 million of net proceeds relating to the issuance of Common Shares for subscriptions effective August 1, 2026.

Distribution Declaration

On July 28, 2026, we declared a regular distribution in the amount of $0.1736 per share and a special distribution in the amount of $0.0105 per share for our Common Shares, which are payable to shareholders of record as of July 28, 2026, and will be paid on or about August 31, 2026.

These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

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

Unfunded Commitments

Our investment portfolio may contain revolving line of credit commitments, delayed draw commitments, and certain equity investments, which may require us to fund when requested by portfolio companies. As of June 30, 2026 and December 31, 2025, we had unfunded investment commitments in the aggregate par amount of $35.7 million and $44.1 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

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

As of June 30, 2026, 99.68% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facility (i.e. the Citi Facility) bears interest at floating rates with a zero percent interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$4,899	$(2,528)	$2,371
Up 200 basis points	3,266	(1,685)	1,581
Up 100 basis points	1,633	(843)	790
Down 100 basis points	(1,633)	843	(790)
Down 200 basis points	(3,251)	1,685	(1,566)
Down 300 basis points	(4,732)	2,508	(2,224)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Net Assets” in this report and our Current Reports on Form 8-K for the issuance of Common Shares for the three months ended June 30, 2026.

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. We rely, in part, upon representations from the relevant investor in the Subscription Agreement that the investor is an “accredited investor” as defined in Regulation D under the Securities Act.

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

Antares Strategic Credit Fund II LLC

Date:	August 13, 2026	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer
(Principal Executive Officer)
Date:	August 13, 2026	/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer (Principal Financial Officer)