Form 10-Q
period 2026-09-30
Antares Strategic Credit Fund II LLC
filed 2026-11-12
CIK 2065397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant’s common shares (“Common Shares”), $0.001 par value per share, outstanding as of November 12, 2026 was 4,018,137. Common Shares outstanding exclude November 1, 2026 subscriptions and share issuance pursuant to the distribution reinvestment plan, as the issuance price is not yet finalized at this time.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (Unaudited) and December 31, 2025	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and the period from April 15, 2025 (inception) to September 30, 2025 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and the period from April 15, 2025 (inception) to September 30, 2025 (Unaudited)	6
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2026 and the period from April 15, 2025 (inception) to September 30, 2025 (Unaudited)	8
	Consolidated Schedules of Investments as of September 30, 2026 (Unaudited) and December 31, 2025 (Unaudited)	9
	Notes to the Consolidated Financial Statements (Unaudited)	34
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70
Item 4.	Controls and Procedures	70

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	71
Item 1A.	Risk Factors	71
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
	Signatures	73

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of and elsewhere in this Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $199,283 and $149,444 as of September 30, 2026 and December 31, 2025, respectively)	$197,892	$149,658
Short-term investments (amortized cost — $2,125 and $3,585, as of September 30, 2026 and December 31, 2025, respectively)	2,125	3,585
Total investments at fair value	200,017	153,243
Cash	454	2,133
Foreign currencies (cost — $353 and $171 as of September 30, 2026 and December 31, 2025, respectively)	346	173
Interest receivable from non-controlled/non-affiliated investments	480	531
Deferred offering costs	—	123
Receivable from adviser (Note 3)	2,703	1,877
Receivable for investments sold	1,502	—
Prepaid expenses and other assets	165	114
Total assets	$205,667	$158,194

LIABILITIES
Debt outstanding	$95,268	$83,159
Less: Deferred financing costs	(1,457)	(1,743)
Total debt, net of deferred financing costs	93,811	81,416
Payable for investments purchased	11,076	4,780
Interest payable	288	212
Distributions payable	692	1,072
Administrative service fee payable	822	299
Accrued expenses and other liabilities	1,772	936
Due to affiliates	1,164	947
Total liabilities	$109,625	$89,662
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.001 (3,879,079 and 2,710,932 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	4	3
Paid-in capital in excess of par value	96,999	67,907
Accumulated net distributable earnings (losses)	(961)	622
Total net assets	96,042	68,532
Total liabilities and net assets	$205,667	$158,194
Net asset value per share	$24.76	$25.28

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025 (1)	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025 (1)
Investment income:
From total investments:
Interest income	$3,823	$2,094	$10,547	$2,094
Payment-in-kind interest income	36	—	104	—
Other income	226	7	324	7
Total investment income	4,085	2,101	10,975	2,101
Expenses:
Interest and debt expenses	1,661	839	4,545	839
Management fees (Note 3)	254	—	680	—
Income based incentive fee (Note 3)	226	84	580	84
Capital gains incentive fee (Note 3)	—	12	(24)	12
Administrative service fee	162	149	523	149
Board of Directors' fee	3	3	12	3
Other general and administrative expenses	434	375	1,175	375
Organization and offering costs	13	123	123	276
Shareholder servicing and/or distribution fee	192	88	517	88
Total expenses	2,945	1,673	8,131	1,826
Management fees waiver (Note 3)	(254)	—	(680)	—
Incentive fees waiver (Note 3)	(226)	(96)	(556)	(96)
Reimbursable expenses paid by adviser (Note 3)	(392)	(639)	(1,239)	(792)
Net expenses, net of fee waivers	2,073	938	5,656	938
Net investment income (loss)	2,012	1,163	5,319	1,163

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	1	—	1	—
Foreign currency transactions	2	(19)	79	(19)
Total net realized gain (loss)	3	(19)	80	(19)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(154)	110	(1,605)	110
Translation of assets and liabilities in foreign currencies	8	13	57	13
Total net change in unrealized appreciation (depreciation)	(146)	123	(1,548)	123
Total net realized and change in unrealized gain (loss)	(143)	104	(1,468)	104
Net increase (decrease) in net assets resulting from operations	$1,869	$1,267	$3,851	$1,267

Per share information
Net investment income (loss) per share (basic and diluted)	$0.56	$0.58	$1.63	$0.58
Earnings per share (basic and diluted)	$0.52	$0.63	$1.18	$0.63
Distributions declared per share	$0.55	$0.48	$1.67	$0.48
Weighted average shares outstanding (basic and diluted)	3,595,743	2,003,966	3,261,170	2,003,966

(1)
The Company commenced operations on July 18, 2025.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended September 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	3,313,875	$3	$82,979	$(866)	$82,116
Operations:
Net investment income (loss)	—	—	—	2,012	2,012
Net realized gain (loss)	—	—	—	3	3
Net change in unrealized appreciation (depreciation)	—	—	—	(146)	(146)
Net increase (decrease) in net assets resulting from operations	—	—	—	1,869	1,869
Capital Transactions:
Issuance of shares	502,030	1	12,454	—	12,455
Common Shares issued from reinvestment of distributions	63,174	—	1,566	—	1,566
Distributions to shareholders	—	—	—	(1,964)	(1,964)
Net increase (decrease) in net assets resulting from capital transactions	565,204	1	14,020	(1,964)	12,057
Total net increase (decrease)	565,204	1	14,020	(95)	13,926
Net assets at end of period	3,879,079	$4	$96,999	$(961)	$96,042

Nine Months Ended September 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	2,710,932	$3	$67,907	$622	$68,532
Operations:
Net investment income (loss)	—	—	—	5,319	5,319
Net realized gain (loss)	—	—	—	80	80
Net change in unrealized appreciation (depreciation)	—	—	—	(1,548)	(1,548)
Net increase (decrease) in net assets resulting from operations	—	—	—	3,851	3,851
Capital Transactions:
Issuance of shares	960,716	1	23,928	—	23,929
Common Shares issued from reinvestment of distributions	207,431	—	5,164	—	5,164
Distributions to shareholders	—	—	—	(5,434)	(5,434)
Net increase (decrease) in net assets resulting from capital transactions	1,168,147	1	29,092	(5,434)	23,659
Total net increase (decrease)	1,168,147	1	29,092	(1,583)	27,510
Net assets at end of period	3,879,079	$4	$96,999	$(961)	$96,042

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025 (1)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$3,851	$1,267
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(89)	—
Net accretion of discounts and amortization of premiums on investments	(161)	(17)
Proceeds from sale of investments and principal repayments	15,447	574
Purchases of investments	(65,035)	(56,598)
(Purchases) sales of short-term investments, net	1,460	(3,929)
Net realized (gains) losses on investments	(1)	—
Net change in unrealized (appreciation) depreciation on investments	1,605	(110)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(57)	—
Amortization of deferred financing costs	286	79
Amortization of deferred offering costs	123	44
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	51	(387)
Receivable from adviser	(826)	(792)
Receivable for investments sold	(1,502)	—
Prepaid expenses and other assets	(51)	(172)
Increase (decrease) in operating liabilities:
Due to affiliates	217	878
Payable for investments purchased	6,296	995
Interest payable	76	146
Administrative service fee payable	523	149
Accrued expenses and other liabilities	836	484
Net cash provided by (used in) operating activities	(36,951)	(57,389)
Cash flow from financing activities
Proceeds from issuance of shares	23,929	175
Debt borrowings	41,968	62,448
Debt repayments	(29,790)	—
Distributions paid	(652)	—
Deferred offering costs paid	—	(221)
Deferred financing costs paid	—	(1,919)
Net cash provided by (used in) financing activities	35,455	60,483
Net increase (decrease) in cash	(1,496)	3,094
Effect of foreign exchange rate changes on cash	(10)	—
Cash and foreign currencies at the beginning of period	2,306	—
Cash and foreign currencies at the end of period	$800	$3,094
Supplemental disclosure of cash flow information
Cash paid for interest	$4,183	$614
Cash paid for taxes	25	—
Equity issued in kind (Note 8)	—	50,000
Investments purchased in kind (Note 8)	—	50,000
Distributions payable	692	420
Reinvestment of distributions	5,164	555

(1)
The Company commenced operations on July 18, 2025.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(11)	First Lien Term Loan	S + 4.25%	8.17%	11/15/2029	$67	$66	$67	0.07%
Kenco PPC Buyer LLC	(8)(11)	First Lien Term Loan	S + 4.25%	8.30%	11/15/2029	1,328	1,323	1,328	1.38
Kenco PPC Buyer LLC	(7)(11)	First Lien Revolver	S + 4.25%	8.30%	11/15/2029	19	18	19	0.02
							1,407	1,414	1.47
Capital Markets
Arax MidCo, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.30%	3/24/2032	770	769	767	0.80
Arax MidCo, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	3/24/2032	—	—	(1)	—
Arax MidCo, LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.30%	3/24/2032	—	—	—	—
The Ultimus Group Midco, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.55%	7/1/2032	1,340	1,330	1,340	1.40
The Ultimus Group Midco, LLC	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/1/2032	—	(3)	—	—
The Ultimus Group Midco, LLC	(7)(14)	First Lien Revolver	S + 4.50%	8.55%	7/1/2032	—	(1)	—	—
							2,095	2,106	2.20
Chemicals
Aurora Plastics, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.77%	8/12/2030	4,005	3,991	3,955	4.12
Aurora Plastics, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.77%	8/12/2030	279	278	275	0.29
Aurora Plastics, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.77%	8/12/2030	—	(2)	(6)	(0.01)
Lubricant Engineers	(8)(11)	First Lien Term Loan	S + 5.25%	9.30%	9/1/2029	3,597	3,584	3,579	3.73
Lubricant Engineers	(7)(11)	First Lien Revolver	S + 5.25%	9.30%	9/1/2029	—	(1)	(2)	—
Lummus Technology Holdings V LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.42%	12/31/2029	997	1,000	997	1.04
							8,850	8,798	9.17
Commercial Services and Supplies
BIFM CA Buyer Inc.	(5)(8)(13)	First Lien Term Loan	S + 3.25%	7.17%	5/31/2028	495	496	495	0.52
Crimson FLS Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.80%	2/18/2033	1,113	1,110	1,099	1.14
Crimson FLS Acquisition, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/18/2033	229	229	226	0.24
Crimson FLS Acquisition, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.80%	2/18/2033	11	10	9	0.01
CRS Midco Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.55%	12/31/2032	1,148	1,143	1,142	1.19
CRS Midco Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	12/31/2032	—	(1)	(2)	—
CRS Midco Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.55%	12/31/2032	—	(1)	(1)	—
Polyphase Elevator Holding Company	(8)(12)	First Lien Term Loan	S + 5.00%	9.05%	11/24/2032	640	638	637	0.66
Polyphase Elevator Holding Company	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	11/24/2032	77	77	76	0.08
Polyphase Elevator Holding Company	(7)(12)	First Lien Revolver	S + 5.00%	9.05%	11/24/2032	—	—	—	—
Project Boost Purchaser, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.80%	7/16/2031	990	990	971	1.01
Saber Parent Holdings Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80% (Incl. 2.25% PIK)	12/16/2032	1,831	1,827	1,808	1.88
Saber Parent Holdings Corp.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80% (Incl. 2.25% PIK)	12/16/2032	226	226	220	0.23
Saber Parent Holdings Corp.	(7)(14)	First Lien Revolver	S + 4.50%	8.55%	12/16/2032	—	(1)	(3)	—
							6,743	6,677	6.96

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction & Engineering
Bells Parent, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	4/25/2033	$—	$(3)	$(5)	(0.01)%
							(3)	(5)	(0.01)
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 3.25%	7.30%	6/7/2031	1,185	1,188	1,178	1.23
Cold Chain Technologies, LLC	(8)(11)	First Lien Term Loan	S + 5.25%	9.30%	7/2/2028	1,226	1,224	1,226	1.28
Plastipak Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.42%	9/24/2032	990	986	993	1.03
PLZ CORP.	(8)(11)	First Lien Term Loan	S + 5.00%	8.92%	3/31/2032	449	444	440	0.46
PLZ CORP.	(7)(11)	First Lien Revolver	S + 5.00%	8.92%	3/31/2032	—	(1)	(1)	—
Pro Mach Group, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.42%	10/15/2032	993	995	995	1.04
							4,836	4,831	5.04
Distributors
Halo Buyer, Inc.	(8)(11)	First Lien Term Loan	S + 6.00%	9.92%	8/7/2029	2,141	2,109	2,115	2.20
Halo Buyer, Inc.	(7)(11)	First Lien Revolver	S + 6.00%	9.92%	8/7/2029	128	123	124	0.13
NFO Orange Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.25%	8.48%	1/13/2033	762	760	758	0.79
NFO Orange Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.25%	8.48%	1/13/2033	—	—	(1)	—
NFO Orange Buyer, LLC	(7)(12)	First Lien Revolver	S + 4.25%	8.48%	1/13/2033	39	39	39	0.04
							3,031	3,035	3.16
Diversified Consumer Services
Apex Service Partners, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	9.05%	10/24/2030	737	734	737	0.77
Apex Service Partners, LLC	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/24/2030	175	175	175	0.18
Apex Service Partners, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	10/24/2030	1,225	1,218	1,225	1.28
Apex Service Partners, LLC	(7)(11)	First Lien Revolver	S + 5.00%	9.05%	10/24/2029	—	—	—	—
Club Car Wash Operating, LLC	(8)(11)	First Lien Term Loan	S + 5.75%	9.80%	12/3/2031	1,419	1,407	1,406	1.46
Club Car Wash Operating, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.75%	9.67%	12/3/2031	131	130	129	0.13
Club Car Wash Operating, LLC	(7)(11)	First Lien Revolver	S + 5.75%	9.80%	12/3/2031	12	11	11	0.01
CVP Holdco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	6/30/2031	—	(13)	(13)	(0.01)
ExperiGreen Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.67%	12/10/2032	3,521	3,507	3,486	3.63
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	12/10/2032	—	(2)	(6)	(0.01)
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.67%	12/10/2032	29	27	25	0.03
Flint Opco, LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.80%	8/15/2030	515	513	513	0.53
Flint Opco, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/15/2030	—	—	(1)	—
Flint Opco, LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.80%	8/15/2029	—	—	—	—
Southern Veterinary Partners, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.55%	12/4/2031	997	999	997	1.04
US Fitness Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.55%	9/4/2031	589	587	586	0.61
US Fitness Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.55%	9/4/2031	—	(5)	(8)	(0.01)
VPP Intermediate Holdings, LLC	(8)(11)	First Lien Term Loan	S + 5.50%	9.55%	5/31/2030	2,530	2,519	2,518	2.62
VPP Intermediate Holdings, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.50%	9.55%	5/31/2030	61	60	59	0.06
VPP Intermediate Holdings, LLC	(7)(11)	First Lien Revolver	S + 5.50%	9.55%	5/31/2030	—	(1)	(1)	—
							11,866	11,838	12.32
Electrical Equipment
AMP Purchaser, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.42%	4/1/2033	328	328	327	0.34
AMP Purchaser, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.42%	4/1/2033	—	—	—	—
							328	327	0.34
Electronic Equipment, Instruments and Components
AEMI Holdings, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	9.05%	2/28/2029	746	737	737	0.77
							737	737	0.77

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Energy Equipment and Services
Integrated Power Services Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.78%	11/22/2031	$3,572	$3,568	$3,527	3.67%
Integrated Power Services Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.78%	11/22/2031	—	(1)	(3)	—
Integrated Power Services Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.78%	11/22/2030	—	—	(1)	—
							3,567	3,523	3.67
Financial Services
Aprio Advisory Group, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.80%	8/1/2031	595	592	592	0.62
Aprio Advisory Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/1/2031	259	258	258	0.27
Aprio Advisory Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/1/2031	124	120	117	0.12
Aprio Advisory Group, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.80%	8/1/2031	—	(1)	(1)	—
Cerity Partners Equity Holding LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.55%	7/28/2031	3,893	3,885	3,893	4.05
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/28/2031	489	487	489	0.51
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.42%	7/28/2031	86	86	86	0.09
Focus Financial Partners, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.42%	9/15/2031	1,485	1,488	1,460	1.52
Foreside Financial Group, LLC	(8)(11)	First Lien Term Loan	S + 5.25%	9.45%	10/1/2029	421	420	417	0.43
Frazier & Deeter Advisory, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/2/2032	37	30	24	0.02
Frazier & Deeter Advisory, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.80%	5/2/2031	—	(1)	(1)	—
Minotaur Acquisition, Inc.	(8)(11)	First Lien Term Loan	S + 5.00%	9.05%	6/3/2030	1,630	1,621	1,610	1.68
Minotaur Acquisition, Inc.	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	6/3/2030	771	766	764	0.80
Minotaur Acquisition, Inc.	(11)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	6/3/2030	129	127	127	0.13
Minotaur Acquisition, Inc.	(7)(11)	First Lien Revolver	S + 5.00%	9.05%	6/3/2030	—	(1)	(1)	—
Monarch Finco, LLC	(6)(8)(13)	First Lien Term Loan	S + 4.25%	8.30%	10/29/2032	713	710	713	0.74
Monarch Finco, LLC	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/29/2032	660	657	660	0.69
Monarch Finco, LLC	(6)(7)(13)	First Lien Revolver	S + 4.25%	8.30%	10/29/2032	—	—	—	—
OneSource Virtual, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.55%	1/30/2033	816	814	814	0.85
OneSource Virtual, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.55%	1/30/2033	—	—	—	—
OSTTRA Group Ltd	(5)(6)(8)(14)	First Lien Term Loan	S + 3.00%	7.05%	10/8/2032	1,000	1,001	1,001	1.04
Ryan, LLC	(5)(8)(14)	First Lien Term Loan	S + 3.50%	7.42%	11/5/2032	887	883	890	0.93
Ryan, LLC	(5)(7)(14)	First Lien Revolver	S + 3.50%	7.42%	11/7/2030	1	—	1	—
Wealth Enhancement Group, LLC	(11)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/2/2028	3,858	3,857	3,810	3.97
Wealth Enhancement Group, LLC	(7)(11)	First Lien Revolver	S + 4.25%	8.30%	10/2/2028	—	—	(2)	—
							17,799	17,721	18.46

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Food Products
Fiesta Purchaser, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.67%	2/12/2031	$990	$986	$979	1.02%
Sara Lee Frozen Bakery, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	9.20%	7/30/2027	3,208	3,201	2,984	3.11
Sara Lee Frozen Bakery, LLC	(7)(11)	First Lien Revolver	S + 5.00%	9.20%	11/30/2026	47	46	47	0.05
Sara Lee Frozen Bakery, LLC	(7)(11)	First Lien Revolver	S + 5.00%	9.20%	7/30/2027	1,420	1,417	1,320	1.37
							5,650	5,330	5.55
Health Care Technology
Acentra Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	12/17/2029	863	858	859	0.89
Acentra Holdings, LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	12/17/2029	118	118	118	0.12
Acentra Holdings, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.30%	12/17/2029	—	(1)	(1)	—
F&M Buyer LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.55%	3/18/2032	2,388	2,378	2,364	2.46
F&M Buyer LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	3/18/2032	—	(3)	(8)	(0.01)
F&M Buyer LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.55%	3/18/2032	—	(2)	(3)	—
Invictus Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.55%	6/3/2031	1,248	1,248	1,248	1.30
Invictus Buyer, LLC	(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	6/3/2031	528	526	528	0.55
Invictus Buyer, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.55%	6/3/2031	—	—	—	—
Swoop Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.55%	4/12/2032	3,409	3,402	3,401	3.54
Swoop Intermediate III, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	4/12/2032	—	(1)	(1)	—
Swoop Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.55%	4/12/2032	—	(1)	(1)	—
Unlimited Technology Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.80% (Incl. 2.88% PIK)	3/12/2032	1,335	1,332	1,318	1.37
Unlimited Technology Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.80%	3/12/2032	—	—	(2)	—
Vatica Health, Inc.	(8)(12)	First Lien Term Loan	S + 4.25%	8.30%	10/29/2032	2,214	2,205	2,153	2.24
Vatica Health, Inc.	(7)(12)	First Lien Revolver	S + 4.25%	8.30%	10/29/2032	—	—	(6)	(0.01)
							12,059	11,967	12.45
Healthcare Equipment and Supplies
Cadence, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.05%	8/6/2032	1,369	1,362	1,362	1.42
Cadence, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/6/2032	—	(1)	(2)	—
Cadence, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	9.05%	8/6/2032	—	(1)	(1)	—
CDL Parent, Inc.	(8)(11)	First Lien Term Loan	S + 4.75%	8.80%	12/7/2028	3,000	2,978	2,978	3.10
CPC/Cirtec Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	9.05%	10/31/2028	212	209	206	0.21
Tarrytown Acquisition Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.42%	11/12/2032	2,085	2,077	2,075	2.16
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	11/12/2032	—	(1)	(2)	—
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.42%	11/12/2032	—	(2)	(2)	—
							6,621	6,614	6.89

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services
123Dentist Inc.	(6)(8)(12)	First Lien Delayed Draw Term Loan	C + 5.00%	7.42%	8/10/2029	CAD 3,946	$2,849	$2,745	2.86%
AB Centers Acquisition Corporation	(8)(12)	First Lien Term Loan	S + 5.25%	9.17%	7/2/2031	2,413	2,400	2,407	2.51
Artes Intermediate Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.05%	8/20/2033	1,948	1,938	1,939	2.02
Artes Intermediate Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/20/2033	—	(3)	(5)	(0.01)
Artes Intermediate Holdings, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.05%	8/20/2033	—	(3)	(3)	—
IvyRehab Intermediate II, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.15%	4/23/2029	4,000	3,960	3,960	4.12
Premise Health Holding Corp.	(8)(12)	First Lien Term Loan	S + 4.75%	8.80%	11/8/2032	188	187	187	0.19
Premise Health Holding Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	11/8/2032	48	47	47	0.05
Premise Health Holding Corp.	(7)(12)	First Lien Revolver	S + 4.75%	8.80%	11/6/2031	—	—	—	—
SpecialtyCare, Inc.	(8)(11)	First Lien Term Loan	S + 4.75%	8.80%	12/18/2029	3,582	3,564	3,564	3.71
SpecialtyCare, Inc.	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/18/2029	32	32	32	0.03
SpecialtyCare, Inc.	(7)(14)	First Lien Revolver	S + 3.75%	7.80%	12/18/2029	—	(1)	(1)	—
							14,970	14,872	15.48
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(11)	First Lien Term Loan	C + 4.25%	6.99%	5/29/2030	CAD 484	350	340	0.35
Movati Athletic (Group) Inc.	(6)(7)(11)	First Lien Delayed Draw Term Loan	C + 4.25%	6.99%	5/29/2030	—	(1)	—	—
Movati Athletic (Group) Inc.	(6)(7)(11)	First Lien Revolver	C + 4.25%	6.99%	5/29/2029	—	—	—	—
							349	340	0.35
Household Products
Wu Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.80%	4/19/2032	3,753	3,746	3,725	3.88
Wu Holdco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	4/19/2032	—	(2)	(7)	(0.01)
Wu Holdco, Inc.	(7)(14)	First Lien Revolver	S + 4.75%	8.80%	4/19/2032	—	(1)	(2)	—
							3,743	3,716	3.87
Industrial Conglomerates
Harvey Tool Company, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.55%	8/6/2032	893	887	893	0.93
Harvey Tool Company, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	8/6/2032	—	(1)	—	—
Harvey Tool Company, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.80%	8/6/2032	—	—	—	—
							886	893	0.93

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance
AmeriLife Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.05%	8/31/2029	$2,414	$2,411	$2,408	2.51%
AmeriLife Holdings LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/31/2029	1,301	1,299	1,298	1.35
AmeriLife Holdings LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/31/2029	171	170	169	0.18
AmeriLife Holdings LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.05%	8/31/2028	102	102	101	0.10
Ardonagh Midco 3 Limited	(5)(6)(8)(14)	First Lien Term Loan	S + 3.00%	7.23%	2/15/2031	998	998	990	1.03
Bellwether Buyer, L.L.C.	(8)(12)	First Lien Term Loan	S + 4.50%	8.42%	4/15/2032	2,091	2,088	2,086	2.17
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	4/15/2032	246	244	243	0.25
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Revolver	S + 4.50%	8.42%	4/15/2032	—	(1)	(1)	—
Foundation Risk Partners, Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	10/29/2030	2,780	2,767	2,760	2.87
Higginbotham Insurance Agency, Inc	(8)(11)	First Lien Term Loan	S + 4.50%	8.42%	6/11/2031	1,329	1,329	1,323	1.38
Higginbotham Insurance Agency, Inc	(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/11/2031	111	111	111	0.12
Higginbotham Insurance Agency, Inc	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/11/2031	36	35	35	0.04
Oakbridge Insurance Agency LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	11/1/2029	133	130	128	0.13
OneDigital Borrower LLC	(5)(8)(13)	First Lien Term Loan	S + 3.00%	6.92%	7/2/2031	997	985	987	1.03
Patriot Growth Insurance Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.20%	10/16/2028	4,575	4,559	4,540	4.73
Patriot Growth Insurance Services, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.20%	10/16/2028	—	(1)	(3)	—
World Insurance Associates, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	9.05%	4/3/2030	2,857	2,845	2,849	2.96
World Insurance Associates, LLC	(11)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	4/3/2030	1,022	1,017	1,019	1.06
World Insurance Associates, LLC	(7)(11)	First Lien Revolver	S + 5.00%	9.05%	4/3/2030	—	—	—	—
							21,088	21,043	21.91
IT Services
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.)	(8)(12)	First Lien Term Loan	S + 4.75%	8.80%	7/29/2033	1,712	1,700	1,700	1.77
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.)	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	7/29/2033	—	(2)	(4)	—
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.)	(7)(12)	First Lien Revolver	S + 4.75%	8.80%	7/29/2033	41	39	39	0.04
MSS Zenith Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.30%	9/19/2033	1,227	1,218	1,218	1.27
MSS Zenith Buyer, LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.30%	9/19/2031	—	(1)	(1)	—
Ridge Trail US Bidco, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.55%	9/30/2031	1,010	1,003	1,005	1.04
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	9/30/2031	49	46	47	0.05
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.55%	3/31/2031	—	(1)	(1)	—
Safety Borrower Holdings LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.67%	12/19/2032	356	356	352	0.36
Safety Borrower Holdings LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	12/19/2032	—	—	(2)	—
Safety Borrower Holdings LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.67%	12/19/2032	2	2	1	—
Spirit RR Holdings, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	9/13/2028	1,315	1,306	1,305	1.36
							5,666	5,659	5.89
Media
Real Chemistry Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.73%	4/12/2032	2,588	2,583	2,556	2.66
Real Chemistry Intermediate III, Inc.	(7)(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.73%	4/12/2032	886	883	871	0.91
Real Chemistry Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.73%	4/12/2032	—	(1)	(7)	(0.01)
							3,465	3,420	3.56

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(8)(11)	First Lien Term Loan	S + 5.25%	9.48%	12/22/2031	$2,850	$2,838	$2,836	2.95%
Bridges Consumer Healthcare Intermediate LLC	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	9.48%	12/22/2031	1,361	1,353	1,354	1.41
Bridges Consumer Healthcare Intermediate LLC	(7)(11)	First Lien Revolver	S + 5.25%	9.48%	12/22/2031	—	(2)	(3)	—
Puma Buyer, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.55%	10/10/2033	1,000	998	1,001	1.04
Puma Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.30%	3/29/2032	3,703	3,696	3,702	3.85
Puma Buyer, LLC	(7)(13)	First Lien Revolver	S + 4.25%	8.30%	3/29/2032	—	(1)	—	—
TerSera Therapeutics LLC	(8)(11)	First Lien Term Loan	S + 5.00%	9.05%	4/4/2030	325	324	325	0.34
TerSera Therapeutics LLC	(7)(11)	First Lien Revolver	S + 5.75%	9.80%	4/4/2030	—	—	—	—
							9,206	9,215	9.59
Professional Services
Analytic Partners, LP	(8)(12)	First Lien Term Loan	S + 4.25%	8.17%	4/4/2030	1,735	1,732	1,731	1.80
Analytic Partners, LP	(7)(14)	First Lien Revolver	S + 4.25%	8.17%	4/4/2030	—	—	(1)	—
Grant Thornton Advisors LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	6.67%	6/2/2031	1,237	1,240	1,192	1.24
Iris Buyer LLC	(8)(11)	First Lien Term Loan	S + 5.00%	9.05%	10/2/2031	931	926	927	0.97
Iris Buyer LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/2/2031	—	(1)	(1)	—
Iris Buyer LLC	(11)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/2/2031	722	719	718	0.75
Iris Buyer LLC	(7)(11)	First Lien Revolver	S + 5.00%	9.05%	10/2/2030	—	—	—	—
OMNIA Partners, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.80%	12/31/2032	1,042	1,038	1,045	1.09
Propio LS, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.80%	5/10/2030	4,806	4,787	4,767	4.96
Propio LS, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.80%	5/10/2030	—	—	(1)	—
Rimkus Consulting Group, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.30%	4/1/2031	1,761	1,761	1,712	1.78
Rimkus Consulting Group, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	4/1/2031	124	124	120	0.12
Rimkus Consulting Group, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	9.30%	4/1/2030	61	61	54	0.06
Sedgwick Claims Management Services, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.42%	7/31/2031	990	990	986	1.03
USRP Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.92%	12/31/2029	3,110	3,110	3,110	3.24
USRP Holdings, Inc.	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	12/31/2029	953	950	953	0.99
USRP Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.92%	12/31/2029	—	—	—	—
							17,437	17,312	18.03
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.05%	7/5/2033	2,283	2,271	2,272	2.37
Sako and Partners Lower Holdings LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/5/2033	—	(2)	(4)	—
Sako and Partners Lower Holdings LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.05%	7/5/2033	28	26	26	0.03
							2,295	2,294	2.40

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Articulate Global, LLC	(8)(13)	First Lien Term Loan	S + 4.00%	8.05%	10/25/2032	$4,473	$4,464	$4,462	4.65%
Articulate Global, LLC	(7)(13)	First Lien Revolver	S + 4.00%	8.05%	10/25/2032	—	1	(1)	—
Boxer Parent Company Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.80%	7/30/2031	990	982	938	0.98
Camelot U.S. Acquisition LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	6.67%	1/31/2031	1,000	986	958	1.00
Clearwater Analytics Holdings, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.42%	6/27/2033	609	607	609	0.63
Clearwater Analytics Holdings, Inc.	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/27/2033	—	—	—	—
Clearwater Analytics Holdings, Inc.	(7)(11)	First Lien Revolver	S + 4.50%	8.42%	6/27/2033	—	—	—	—
Conservice Midco, LLC	(8)(12)	First Lien Term Loan	S + 4.25%	8.30%	2/25/2033	758	756	756	0.79
Conservice Midco, LLC	(7)(12)	First Lien Revolver	S + 4.25%	8.30%	2/25/2033	—	—	—	—
Edition Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.42%	12/20/2032	1,596	1,594	1,564	1.63
Edition Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	12/20/2032	—	—	(5)	(0.01)
Edition Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.42%	12/20/2032	—	—	(3)	—
ESG Investments, Inc.	(8)(11)	First Lien Term Loan	S + 4.75%	8.80%	3/11/2029	77	77	76	0.08
Fourth Enterprises, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.42%	3/21/2031	3,073	3,061	3,020	3.14
Fourth Enterprises, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	3/21/2031	—	(2)	(11)	(0.01)
Fourth Enterprises, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.42%	3/21/2031	—	(1)	(5)	(0.01)
Genesys Cloud Services Holdings I, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.25%	6.17%	1/30/2032	495	489	485	0.50
KPA Parent Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.42%	3/12/2032	4,066	4,049	4,026	4.19
KPA Parent Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	3/12/2032	—	(2)	(5)	(0.01)
KPA Parent Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.42%	3/12/2032	—	(2)	(4)	—
Majesco, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.30%	1/7/2033	2,952	2,950	2,893	3.01
Majesco, LLC	(7)(13)	First Lien Revolver	S + 4.25%	8.30%	1/7/2033	—	—	(5)	(0.01)
Maverick Bidco Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.98%	12/2/2031	2,150	2,146	2,123	2.21
Maverick Bidco Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	12/2/2031	—	—	(1)	—
Maverick Bidco Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.98%	12/2/2031	—	—	(1)	—
Monotype Imaging Holdings Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.17%	2/28/2031	739	739	739	0.77
MRI Software LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.80%	2/10/2028	717	715	713	0.74
MRI Software LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.80%	2/10/2028	5	5	5	0.01
OEConnection LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.42%	12/23/2032	1,149	1,146	1,137	1.18
OEConnection LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	12/23/2032	—	3	(47)	(0.05)
OEConnection LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.42%	12/23/2032	—	—	(2)	—
Supernova Intermediate Pty Ltd	(6)(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	5/12/2033	1,376	1,373	1,355	1.41
Supernova Intermediate Pty Ltd	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	5/12/2033	—	(1)	(8)	(0.01)
Supernova Intermediate Pty Ltd	(6)(7)(13)	First Lien Revolver	S + 5.00%	9.05%	5/12/2033	—	—	(3)	—
							26,135	25,758	26.81
Specialty Retail
Mavis Tire Express Services Topco, Corp.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.48%	5/6/2033	835	831	828	0.86
							831	828	0.86

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Textiles, Apparel and Luxury Goods
Varsity Brands, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.80%	8/26/2031	$993	$996	$993	1.03%
							996	993	1.03
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.42%	2/20/2028	664	662	664	0.69
Kele Holdco, Inc.	(7)(11)	First Lien Revolver	S + 4.50%	8.42%	2/20/2028	22	22	22	0.02
							684	686	0.71
Wireless Telecommunication Services
CCI Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.05%	5/13/2032	4,677	4,657	4,654	4.84
CCI Buyer, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	9.05%	5/13/2032	—	(1)	(1)	—
							4,656	4,653	4.84
Total Secured Debt Investments							197,993	196,595	204.70

Unsecured Debt Investments
Software
OEC Holdco, LLC		Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	529	519	506	0.53
							519	506	0.53
Total Unsecured Debt Investments							519	506	0.53

Equity Investments
Commercial Services and Supplies
REP Summit Coinvest IV, L.P.	(10)	LP Units	—	—	—	108	108	92	0.10
							108	92	0.10
Diversified Consumer Services
EXPG Holdings, L.P.	(10)(15)	Common	—	—	—	—	68	60	0.06
							68	60	0.06
Financial Services
TA Investors Thunderbolt, L.P.	(7)(10)	LP Units	—	—	—	35	35	42	0.04
							35	42	0.04
Health Care Technology
FH VH Parent, L.P.	(10)	Common	—	—	—	98	141	175	0.18
							141	175	0.18
Healthcare Providers and Services
ARX Parent Holdings, LP	(10)	Common	—	—	—	3	3	3	—
ARX Parent Holdings, LP	(10)(15)	Preferred	—	—	—	—	303	303	0.32
							306	306	0.32
Software
Five Arrows Supernova Falt Co-Invest Scsp	(6)(10)	Common	—	—	—	2	65	67	0.07
GT Silver Co-Invest SCSp	(10)(15)	LP Units	—	—	—	—	48	49	0.05
							113	116	0.12
Total Equity Investments							771	791	0.82
Total Investments - non-controlled/non-affiliated							199,283	197,892	206.05

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(9)		—	—	—	—	$2,125	$2,125	2.21%
Total Short-Term Investments							2,125	2,125	2.21
Total Investments at fair value							$201,408	$200,017	208.26%

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), or other relevant benchmark, which reset daily, monthly, quarterly, semi-annually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on September 30, 2026. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR and CORRA based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Par amount reflects total outstanding (i.e., funded par) for each debt investment, excluding unfunded commitments, and the number of shares or units held for equity investments.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 5.52% of total assets as calculated in accordance with regulatory requirements.
7.
Position or portion thereof is an unfunded investment commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. The unfunded investment commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See below and Note 7 to the consolidated financial statements for more information on the Company’s unfunded commitments.
8.
Position or portion thereof is pledged as collateral under the Citi Facility (as defined below).
9.
Short-term investments amounting to $2,125 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and are categorized as Level 1 under the ASC 820 fair value level hierarchy as of September 30, 2026.
10.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $791 or 0.82% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ARX Parent Holdings, LP	Common	August 20, 2026
ARX Parent Holdings, LP	Preferred	August 20, 2026
EXPG Holdings, L.P.	Common	December 10, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Five Arrows Supernova Falt Co-Invest Scsp	Common	May 12, 2026
GT Silver Co-Invest SCSp	LP Units	June 25, 2026
REP Summit Coinvest IV, L.P.	LP Units	December 31, 2025
TA Investors Thunderbolt, L.P.	LP Units	January 29, 2026

11.
Loan includes interest floor of 1.00%.
12.
Loan includes interest floor of 0.75%.
13.
Loan includes interest floor of 0.50%.
14.
Loan includes interest floor of 0.00%.
15.
Investments with par value / shares less than 500 are shown as zero.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

As of September 30, 2026, the Company had the following commitments to fund various revolving loans, delayed draw loans, and equity investments. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Acentra Holdings, LLC	Revolver	12/17/2029	$169	$(1)
AmeriLife Holdings LLC	Delayed Draw Term Loan	3/1/2027	647	(2)
AmeriLife Holdings LLC	Revolver	8/31/2028	307	(1)
AMP Purchaser, LLC	Revolver	4/1/2033	42	—
Analytic Partners, LP	Revolver	4/4/2030	239	(1)
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	274	—
Apex Service Partners, LLC	Revolver	10/24/2029	59	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/24/2027	1,376	(7)
Aprio Advisory Group, LLC	Revolver	8/1/2031	132	(1)
Arax MidCo, LLC	Delayed Draw Term Loan	3/24/2028	175	(1)
Arax MidCo, LLC	Revolver	3/24/2032	53	—
Artes Intermediate Holdings, LLC	Delayed Draw Term Loan	8/22/2028	1,113	(5)
Artes Intermediate Holdings, LLC	Revolver	8/20/2033	557	(3)
Articulate Global, LLC	Revolver	10/25/2032	451	(1)
Aurora Plastics, LLC	Revolver	8/12/2030	485	(6)
Bells Parent, Inc.	Delayed Draw Term Loan	9/30/2028	1,051	(5)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	843	(2)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	436	(1)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	551	(3)
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.)	Delayed Draw Term Loan	8/1/2028	499	(4)
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.)	Revolver	7/29/2033	244	(2)
Cadence, Inc.	Delayed Draw Term Loan	8/4/2028	499	(2)
Cadence, Inc.	Revolver	8/6/2032	291	(1)
CCI Buyer, Inc.	Revolver	5/13/2032	276	(1)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	887	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	101	—
Clearwater Analytics Holdings, Inc.	Delayed Draw Term Loan	12/25/2028	113	—
Clearwater Analytics Holdings, Inc.	Revolver	6/27/2033	73	—
Club Car Wash Operating, LLC	Delayed Draw Term Loan	9/3/2028	172	(1)
Club Car Wash Operating, LLC	Revolver	12/3/2031	31	—
Conservice Midco, LLC	Revolver	2/25/2033	103	—
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	346	(3)
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/19/2028	65	(1)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	156	(2)
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	385	(2)
CRS Midco Holdings, LLC	Revolver	12/31/2032	231	(1)
CVP Holdco, Inc.	Delayed Draw Term Loan	7/3/2028	2,765	(13)
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	270	(5)

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Edition Holdings, Inc.	Revolver	12/20/2032	$134	$(3)
ExperiGreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	627	(6)
ExperiGreen Intermediate Holdings, Inc.	Revolver	12/10/2032	394	(4)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	796	(8)
F&M Buyer LLC	Revolver	3/18/2032	348	(3)
Flint Opco, LLC	Delayed Draw Term Loan	6/6/2028	100	(1)
Flint Opco, LLC	Revolver	8/15/2029	72	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	1,200	(6)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	602	(11)
Fourth Enterprises, LLC	Revolver	3/21/2031	278	(5)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	8/29/2028	2,668	(13)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	108	(1)
Halo Buyer, Inc.	Revolver	8/7/2029	198	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	8/6/2027	391	—
Harvey Tool Company, LLC	Revolver	8/6/2032	117	—
Higginbotham Insurance Agency, Inc	Delayed Draw Term Loan	12/11/2027	68	—
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	1/28/2028	232	(3)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2030	140	(1)
Invictus Buyer, LLC	Revolver	6/3/2031	196	—
Iris Buyer LLC	Delayed Draw Term Loan	7/17/2028	280	(1)
Iris Buyer LLC	Revolver	10/2/2030	56	—
Kele Holdco, Inc.	Revolver	2/20/2028	52	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	111	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	532	(5)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	402	(4)
Lubricant Engineers	Revolver	9/1/2029	354	(2)
Majesco, LLC	Revolver	1/7/2033	257	(5)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	108	(1)
Maverick Bidco Inc.	Revolver	12/2/2031	86	(1)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	78	(1)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	332	—
Monarch Finco, LLC	Revolver	10/29/2032	66	—
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	79	—
Movati Athletic (Group) Inc.	Revolver	5/29/2029	60	—
MRI Software LLC	Revolver	2/10/2028	16	—
MSS Zenith Buyer, LLC	Revolver	9/19/2031	139	(1)
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2027	163	(1)
NFO Orange Buyer, LLC	Revolver	1/13/2033	70	—

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	8/28/2028	$779	$(4)
OEConnection LLC	Delayed Draw Term Loan	12/26/2028	4,674	(47)
OEConnection LLC	Revolver	12/23/2032	178	(2)
OneSource Virtual, Inc.	Revolver	1/30/2033	119	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	354	(3)
PLZ CORP.	Revolver	3/31/2032	64	(1)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	26	—
Polyphase Elevator Holding Company	Revolver	11/24/2032	58	—
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	32	—
Premise Health Holding Corp.	Revolver	11/6/2031	19	—
Propio LS, LLC	Revolver	5/10/2030	133	(1)
Puma Buyer, LLC	Revolver	3/29/2032	643	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	265	(3)
Real Chemistry Intermediate III, Inc.	Revolver	4/12/2032	575	(7)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	305	(2)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	118	(1)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	184	(5)
Ryan, LLC	Revolver	11/7/2030	54	—
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	271	(3)
Saber Parent Holdings Corp.	Revolver	12/16/2032	248	(3)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	138	(2)
Safety Borrower Holdings LLC	Revolver	12/19/2032	40	(1)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	7/1/2028	830	(4)
Sako and Partners Lower Holdings LLC	Revolver	7/5/2033	360	(2)
Sara Lee Frozen Bakery, LLC	Revolver	11/30/2026	306	—
Sara Lee Frozen Bakery, LLC	Revolver	7/30/2027	4	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/27/2027	92	—
SpecialtyCare, Inc.	Revolver	12/18/2029	297	(1)
Supernova Intermediate Pty Ltd	Delayed Draw Term Loan	5/13/2029	500	(8)
Supernova Intermediate Pty Ltd	Revolver	5/12/2033	175	(3)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	545	(1)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	545	(1)
TA Investors Thunderbolt, L.P.	LP Units	N/A	7	—
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	447	(2)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	377	(2)
TerSera Therapeutics LLC	Revolver	4/4/2030	6	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	450	—

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
The Ultimus Group Midco, LLC	Revolver	7/1/2032	$169	$—
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	176	(2)
US Fitness Holdings, LLC	Delayed Draw Term Loan	8/31/2028	1,698	(8)
USRP Holdings, Inc.	Revolver	12/31/2029	328	—
Vatica Health, Inc.	Revolver	10/29/2032	223	(6)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	7/31/2028	278	(1)
VPP Intermediate Holdings, LLC	Revolver	5/31/2030	130	(1)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	129	(2)
World Insurance Associates, LLC	Revolver	4/3/2030	75	—
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	922	(7)
Wu Holdco, Inc.	Revolver	4/19/2032	287	(2)
Total Unfunded Commitments			$47,010	$(305)

(1)
Foreign domiciled investments have been converted to U.S. dollars based on prevailing rates at period-end.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount (15)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(11)	First Lien Term Loan	S + 4.50%	8.08%	11/15/2029	$1,339	$1,332	$1,339	1.95%
Kenco PPC Buyer LLC	(7)(11)	First Lien Revolver	S + 4.50%	8.08%	11/15/2029	—	—	—	—
							1,332	1,339	1.95
Chemicals
Aurora Plastics, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.52%	8/12/2030	4,036	4,017	4,015	5.86
Aurora Plastics, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	445	443	443	0.65
Aurora Plastics, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.52%	8/12/2030	—	(2)	(2)	—
Lubricant Engineers	(8)(11)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	3,075	3,062	3,075	4.48
Lubricant Engineers	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/1/2029	—	(2)	—	—
Lubricant Engineers	(7)(11)	First Lien Revolver	S + 5.25%	8.90%	9/1/2029	—	(2)	—	—
							7,516	7,531	10.99
Commercial Services and Supplies
BIFM CA Buyer Inc.	(5)(8)(13)	First Lien Term Loan	S + 3.25%	6.92%	5/31/2028	499	500	503	0.73
CRS Midco Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	12/31/2032	1,154	1,148	1,148	1.68
CRS Midco Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/31/2032	—	(1)	(2)	—
CRS Midco Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	12/31/2032	—	(1)	(1)	—
Onyx-Fire Protection Services Inc.	(6)(8)(12)	First Lien Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 1,488	1,079	1,084	1.58
Onyx-Fire Protection Services Inc.	(6)(7)(12)	First Lien Delayed Draw Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 0	—	—	—
Onyx-Fire Protection Services Inc.	(6)(7)(12)	First Lien Revolver	C + 4.50%	6.77%	7/31/2031	CAD 24	16	17	0.02
Polyphase Elevator Holding Company	(8)(12)	First Lien Term Loan	S + 5.00%	8.65%	11/24/2032	640	638	637	0.93
Polyphase Elevator Holding Company	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/24/2032	43	43	43	0.06
Polyphase Elevator Holding Company	(7)(12)	First Lien Revolver	S + 5.00%	8.65%	11/24/2032	—	—	—	—
Project Boost Purchaser, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.40%	7/16/2031	997	997	1,001	1.46
Saber Parent Holdings Corp.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	12/16/2032	1,800	1,796	1,795	2.62
Saber Parent Holdings Corp.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/16/2032	—	(1)	(1)	—
Saber Parent Holdings Corp.	(7)(14)	First Lien Revolver	S + 4.50%	8.15%	12/16/2032	—	(1)	(1)	—
							6,213	6,223	9.08
Construction & Engineering
Trilon Group, LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.40%	5/25/2029	336	331	332	0.48
Trilon Group, LLC	(8)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	33	33	33	0.05
Trilon Group, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	51	49	49	0.07
							413	414	0.60
Containers and Packaging
Berlin Packaging L.L.C.	(5)(6)(8)(14)	First Lien Term Loan	S + 3.25%	6.92%	6/7/2031	1,194	1,197	1,198	1.75
Cold Chain Technologies, LLC	(8)(11)	First Lien Term Loan	S + 5.25%	8.90%	7/2/2027	1,235	1,233	1,232	1.80
Plastipak Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.17%	9/24/2032	998	993	1,001	1.46
Pro Mach Group, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.42%	10/15/2032	1,000	1,002	1,008	1.47
							4,425	4,439	6.48

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount (15)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Halo Buyer, Inc.	(8)(11)	First Lien Term Loan	S + 6.00%	9.67%	8/7/2029	$2,158	$2,118	$2,131	3.11%
Halo Buyer, Inc.	(7)(11)	First Lien Revolver	S + 6.00%	9.67%	8/7/2029	117	111	113	0.16
							2,229	2,244	3.27
Diversified Consumer Services
Apex Service Partners, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.65%	10/24/2030	743	739	743	1.08
Apex Service Partners, LLC	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/24/2030	177	176	177	0.26
Apex Service Partners, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/24/2030	—	(4)	(11)	(0.02)
Apex Service Partners, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.65%	10/24/2029	16	15	16	0.02
ExperiGreen Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.40%	12/10/2032	3,339	3,323	3,322	4.85
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/10/2032	—	(2)	(4)	(0.01)
ExperiGreen Intermediate Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	12/10/2032	—	(2)	(2)	—
VPP Intermediate Holdings, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	12/1/2027	736	724	726	1.06
							4,969	4,967	7.24
Energy Equipment and Services
Integrated Power Services Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	2,605	2,601	2,599	3.79
Integrated Power Services Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.53%	11/22/2028	—	(1)	(1)	—
							2,600	2,598	3.79
Financial Services
Aprio Advisory Group, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.40%	8/1/2031	599	596	599	0.87
Aprio Advisory Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	261	260	261	0.38
Aprio Advisory Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	—	(4)	(1)	—
Aprio Advisory Group, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	8/1/2031	—	(1)	—	—
Cerity Partners Equity Holding LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	7/28/2031	3,922	3,913	3,912	5.71
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2031	—	(2)	(3)	—
Cerity Partners Equity Holding LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	7/28/2031	30	29	29	0.04
Focus Financial Partners, LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2031	1,496	1,500	1,500	2.19
Foreside Financial Group, LLC	(8)(11)	First Lien Term Loan	S + 5.25%	9.05%	9/30/2027	92	92	92	0.13
Foreside Financial Group, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	9/30/2027	265	264	260	0.38
Minotaur Acquisition, Inc.	(8)(11)	First Lien Term Loan	S + 5.00%	8.67%	6/3/2030	964	956	962	1.40
Minotaur Acquisition, Inc.	(8)(11)	First Lien Term Loan	S + 5.00%	8.67%	5/10/2030	678	675	677	0.99
Minotaur Acquisition, Inc.	(8)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	796	790	794	1.16
Minotaur Acquisition, Inc.	(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	129	128	129	0.19
Minotaur Acquisition, Inc.	(7)(11)	First Lien Revolver	S + 5.00%	8.67%	6/3/2030	—	(1)	—	—
Monarch Finco, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.90%	10/29/2032	3,323	3,307	3,307	4.83
Monarch Finco, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	10/29/2032	331	329	327	0.48
Monarch Finco, LLC	(7)(13)	First Lien Revolver	S + 4.25%	7.90%	10/29/2032	—	—	—	—
Ryan, LLC	(5)(8)(13)	First Lien Term Loan	S + 3.50%	7.17%	11/5/2032	1,000	995	989	1.44
Ryan, LLC	(5)(7)(13)	First Lien Revolver	S + 3.00%	6.67%	11/7/2030	—	—	(1)	—
Wealth Enhancement Group, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	1,574	1,573	1,573	2.30
Wealth Enhancement Group, LLC	(7)(11)	First Lien Revolver	S + 4.50%	8.15%	10/2/2028	—	—	—	—
							15,399	15,406	22.49

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount (15)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Food Products
Fiesta Purchaser, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.42%	2/12/2031	$997	$992	$998	1.46%
Sara Lee Frozen Bakery, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.80%	7/30/2027	3,234	3,220	3,225	4.71
Sara Lee Frozen Bakery, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.80%	7/30/2027	755	750	752	1.10
							4,962	4,975	7.27
Health Care Technology
F&M Buyer LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	3/18/2032	2,388	2,377	2,388	3.48
F&M Buyer LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/18/2032	—	(4)	—	—
F&M Buyer LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	3/18/2032	—	(2)	—	—
Invictus Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	6/3/2031	1,257	1,257	1,257	1.83
Invictus Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/3/2031	—	—	—	—
Invictus Buyer, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	6/3/2031	—	—	—	—
Swoop Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	4/12/2032	2,318	2,313	2,312	3.37
Swoop Intermediate III, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/12/2032	—	(4)	(4)	(0.01)
Swoop Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.17%	4/12/2032	—	(1)	(1)	—
Unlimited Technology Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	3/12/2032	1,317	1,314	1,317	1.92
Unlimited Technology Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	3/12/2032	—	—	—	—
Vatica Health, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.33%	10/29/2032	2,226	2,216	2,215	3.23
Vatica Health, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.33%	10/29/2032	—	—	(1)	—
							9,466	9,483	13.82
Healthcare Equipment and Supplies
CPC/Cirtec Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.65%	10/31/2028	89	86	89	0.13
Tarrytown Acquisition Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	11/12/2032	1,994	1,984	1,984	2.89
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/12/2032	—	(1)	(3)	—
Tarrytown Acquisition Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.42%	11/12/2032	—	(2)	(2)	—
							2,067	2,068	3.02
Healthcare Providers and Services
123Dentist Inc.	(6)(8)(12)	First Lien Delayed Draw Term Loan	C + 5.00%	7.27%	8/10/2029	CAD 3,976	2,870	2,897	4.23
AB Centers Acquisition Corporation	(8)(12)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2031	2,431	2,416	2,422	3.53
Premise Health Holding Corp.	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	11/8/2032	190	189	189	0.28
Premise Health Holding Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/8/2032	—	—	—	—
Premise Health Holding Corp.	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	11/6/2031	—	—	—	—
							5,475	5,508	8.04
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(11)	First Lien Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 487	353	350	0.51
Movati Athletic (Group) Inc.	(6)(7)(11)	First Lien Delayed Draw Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 0	(1)	(1)	—
Movati Athletic (Group) Inc.	(6)(7)(11)	First Lien Revolver	C + 4.50%	7.09%	5/29/2030	CAD 0	—	(1)	—
							352	348	0.51

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount (15)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Household Products
Wu Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.40%	4/19/2032	$3,782	$3,772	$3,772	5.50%
Wu Holdco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/19/2032	—	(2)	(2)	—
Wu Holdco, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	4/19/2032	25	24	24	0.04
							3,794	3,794	5.54
Industrial Conglomerates
Harvey Tool Company, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	8/6/2032	893	887	882	1.29
Harvey Tool Company, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/26/2027	—	(1)	(5)	(0.01)
Harvey Tool Company, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.42%	10/26/2027	—	—	(1)	—
							886	876	1.28
Insurance
AmeriLife Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.65%	8/31/2029	2,433	2,428	2,427	3.54
AmeriLife Holdings LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	8/31/2029	1,254	1,249	1,248	1.82
AmeriLife Holdings LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.65%	8/31/2028	68	67	67	0.10
Bellwether Buyer, L.L.C.	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	4/15/2032	2,091	2,087	2,086	3.04
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/15/2032	—	(2)	(3)	—
Bellwether Buyer, L.L.C.	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	4/15/2032	—	(1)	(1)	—
Foundation Risk Partners, Corp.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/29/2030	2,333	2,319	2,333	3.40
HIG Operations Holdings, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.17%	6/11/2031	1,339	1,339	1,336	1.95
HIG Operations Holdings, Inc.	(7)(11)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/11/2031	—	—	—	—
Patriot Growth Insurance Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.80%	10/16/2028	4,610	4,589	4,610	6.73
Patriot Growth Insurance Services, LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.75%	10/16/2028	—	(2)	—	—
World Insurance Associates, LLC	(8)(11)	First Lien Term Loan	S + 5.00%	8.65%	4/3/2030	2,878	2,864	2,871	4.19
World Insurance Associates, LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/3/2030	576	571	573	0.84
World Insurance Associates, LLC	(7)(11)	First Lien Revolver	S + 5.00%	8.65%	4/3/2030	—	—	—	—
							17,508	17,547	25.61
IT Services
OEConnection LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2032	1,149	1,146	1,150	1.68
OEConnection LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2032	—	4	8	0.01
OEConnection LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	—	—	—	—
Ridge Trail US Bidco, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.08%	9/30/2031	1,017	1,010	1,010	1.47
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	9/30/2031	—	(2)	(3)	—
Ridge Trail US Bidco, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.08%	3/31/2031	32	31	31	0.05
Safety Borrower Holdings LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.42%	12/19/2032	359	358	358	0.52
Safety Borrower Holdings LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/19/2032	—	—	—	—
Safety Borrower Holdings LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.42%	12/19/2032	2	2	2	—
							2,549	2,556	3.73

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount (15)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Real Chemistry Intermediate III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	4/12/2032	$2,588	$2,582	$2,588	3.78%
Real Chemistry Intermediate III, Inc.	(7)(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	4/12/2032	627	624	627	0.91
Real Chemistry Intermediate III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.15%	4/12/2032	—	(1)	—	—
							3,205	3,215	4.69
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(8)(11)	First Lien Term Loan	S + 5.25%	8.83%	12/22/2031	2,872	2,858	2,872	4.19
Bridges Consumer Healthcare Intermediate LLC	(7)(8)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.83%	12/22/2031	1,093	1,087	1,093	1.59
Bridges Consumer Healthcare Intermediate LLC	(7)(11)	First Lien Revolver	S + 5.25%	8.83%	12/22/2031	—	(3)	—	—
Puma Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.90%	3/29/2032	3,731	3,722	3,722	5.43
Puma Buyer, LLC	(7)(13)	First Lien Revolver	S + 4.25%	7.90%	3/29/2032	—	(2)	(2)	—
							7,662	7,685	11.21
Professional Services
Analytic Partners, LP	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	4/4/2030	1,748	1,744	1,748	2.55
Analytic Partners, LP	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	4/4/2030	—	(1)	—	—
Applied Technical Services, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	8.90%	4/8/2031	4,139	4,121	4,139	6.04
Applied Technical Services, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/8/2031	146	145	146	0.21
Applied Technical Services, LLC	(7)(12)	First Lien Revolver	S + 5.25%	8.90%	4/8/2031	34	32	34	0.05
Grant Thornton Advisors LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 3.00%	6.67%	6/2/2031	1,247	1,250	1,253	1.83
Iris Buyer LLC	(7)(11)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	10/2/2030	517	513	517	0.75
OMNIA Partners, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.40%	12/31/2032	1,050	1,050	1,055	1.54
Propio LS, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.42%	5/10/2030	4,842	4,820	4,818	7.03
Propio LS, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	5/10/2030	59	58	58	0.08
Rimkus Consulting Group, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	8.90%	4/1/2031	1,774	1,774	1,721	2.51
Rimkus Consulting Group, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/1/2031	109	109	95	0.14
Rimkus Consulting Group, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	8.90%	4/1/2030	61	61	54	0.08
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.17%	7/31/2031	997	997	1,002	1.46
USRP Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.67%	12/31/2029	3,135	3,135	3,135	4.57
USRP Holdings, Inc.	(7)(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/31/2029	447	447	447	0.65
USRP Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.67%	12/31/2029	—	—	—	—
							20,255	20,222	29.49

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount (15)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Articulate Global, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.92%	10/25/2032	$4,507	$4,496	$4,496	6.56%
Articulate Global, LLC	(7)(13)	First Lien Revolver	S + 4.25%	7.92%	10/25/2032	—	1	(1)	—
Boxer Parent Company Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	6.65%	7/30/2031	997	989	996	1.45
Camelot U.S. Acquisition LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	6.42%	1/31/2031	1,000	984	989	1.44
Edition Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.15%	12/20/2032	1,318	1,316	1,315	1.92
Edition Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/20/2032	—	—	(1)	—
Edition Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.15%	12/20/2032	—	—	—	—
Fourth Enterprises, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	3/21/2031	3,097	3,082	3,081	4.50
Fourth Enterprises, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/21/2031	—	(3)	(3)	—
Fourth Enterprises, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	3/21/2031	22	21	21	0.03
Genesys Cloud Services Holdings I, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.17%	1/30/2032	499	492	498	0.73
KPA Parent Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.17%	3/12/2032	4,023	4,003	4,023	5.87
KPA Parent Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/12/2032	—	(3)	—	—
KPA Parent Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.17%	3/12/2032	—	(2)	—	—
Maverick Bidco Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2031	2,150	2,145	2,145	3.13
Maverick Bidco Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/2/2031	—	—	—	—
Maverick Bidco Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.40%	12/2/2031	—	—	—	—
Monotype Imaging Holdings Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	8.92%	2/28/2031	744	744	744	1.09
MRI Software LLC	(8)(11)	First Lien Term Loan	S + 4.75%	8.40%	2/10/2028	722	720	722	1.05
MRI Software LLC	(7)(11)	First Lien Revolver	S + 4.75%	8.40%	2/10/2028	4	4	4	0.01
							18,989	19,029	27.78
Textiles, Apparel and Luxury Goods
Varsity Brands, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	6.65%	8/26/2031	997	1,001	1,002	1.46
							1,001	1,002	1.46
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(11)	First Lien Term Loan	S + 4.50%	8.17%	2/20/2028	671	669	671	0.98
Kele Holdco, Inc.	(7)(11)	First Lien Revolver	S + 4.50%	8.17%	2/20/2028	11	11	11	0.02
							680	682	1.00
Wireless Telecommunication Services
CCI Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.65%	5/13/2032	4,712	4,690	4,689	6.84
CCI Buyer, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.65%	5/13/2032	—	(1)	(1)	—
							4,689	4,688	6.84
Total Secured Debt Investments							148,636	148,839	217.18

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount (15)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Unsecured Debt Investments
IT Services
OEC Holdco, LLC	(14)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	$500	$490	$501	0.73%
							490	501	0.73
Total Unsecured Debt Investments							490	501	0.73

Equity Investments
Commercial Services and Supplies
REP Summit Coinvest IV, L.P.	(10)	LP Units	—	—	—	108	108	108	0.16
							108	108	0.16
Diversified Consumer Services
EXPG Holdings, L.P.	(3)(10)	Common	—	—	—	—	69	69	0.10
							69	69	0.10
Health Care Technology
FH VH Parent, L.P.	(10)	Common	—	—	—	98	141	141	0.21
							141	141	0.21
Total Equity Investments							318	318	0.47
Total Investments - non-controlled/non-affiliated							149,444	149,658	218.38

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(8)		—	—	—		3,585	3,585	5.23
Total Short-Term Investments							3,585	3,585	5.23
Total Investments at fair value							$153,029	$153,243	223.61%

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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
3.
Investments with par value / shares less than 500 are shown as zero.
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
7.
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See below and Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.
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

11.
Loan includes interest floor of 1.00%.
12.
Loan includes interest floor of 0.75%.
13.
Loan includes interest floor of 0.50%.
14.
Loan includes interest floor of 0.00%.
15.
For the quarter ended September 30, 2026, the Company changed the presentation of par amount in the Consolidated Schedule of Investments from total commitment to total outstanding (i.e., funded par). The Consolidated Schedule of Investments as of December 31, 2025 has been recast to conform to the current period. This change in presentation had no impact on the Company's financial position or results of operations.

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND II LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND II LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Strategic Credit Fund II LLC (the “Company”) is a Delaware limited liability company formed on April 15, 2025, which commenced investment operations on July 18, 2025. The Company was organized to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Company’s investment strategy focuses primarily on private credit investments structured as portfolio loans to U.S. borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans, related delayed draw term loans and/or revolving loans. Each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

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

The Company may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit-related risks through the use of futures, swaps, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance that any hedging strategy employed will be successful. The Company may also seek to borrow capital in local currencies as a means of hedging non-U.S. dollar-denominated investments.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of September 30, 2026, the Company’s wholly owned subsidiaries include ASTII Funding SPV LLC (“A-Star II Funding SPV”), ASTII Master Fund LLC (“A-Star II Master Fund”) and ASTII Equity Holdings LLC (“A-Star II Equity,” and collectively with A-Star II Funding SPV and A-Star II Master Fund, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period's results of operations will not necessarily be indicative of results that ultimately are achieved for the year ending December 31, 2026. In the opinion of management, all adjustments, which are of normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

Reclassifications

For the quarter ended September 30, 2026, the Company changed the presentation of par amount in the Consolidated Schedule of Investments from total commitment to total outstanding (i.e., funded par). The Consolidated Schedule of Investments as of December 31, 2025 has been recast to conform to the current period. This change in presentation had no impact on the Company's financial position or results of operations.

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

Cash

Cash consists of demand deposits and is carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. Unreimbursed organization costs are included in “Due to affiliates” on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2026, the Company did not incur any new organizational costs. For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company incurred $79 and $232, respectively, in organization costs.

Costs associated with the Private Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepted capital contribution from unaffiliated shareholders in the Private Offering. For the three and nine months ended September 30, 2026, the Company did not incur any new offering costs, and amortized $13 and $123, respectively, of offering costs during the periods. For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company incurred $51 and $221, respectively, of offering costs and amortized $44 and $44, respectively, of offering costs during the periods.

As of September 30, 2026 and December 31, 2025, $0 and $123, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Valuation of Investments

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

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as is the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board, based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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
•
The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm it has been calculated in accordance with the valuation policy and confirms that the independent valuation firms’ valuation ranges, when utilized, are reasonable;
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

As of September 30, 2026, independent valuation firms retained by the Company reviewed substantially all quarter end valuations of investments without readily available market quotations that were (i) originated or purchased prior to the first calendar day of the quarter and (ii) not a de minimis investment, as determined by the Adviser.

The Company’s accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and are generally payable monthly, quarterly or semi-annually. In some cases, some of the Company’s investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business, such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the debt investments using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Other Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past-due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, for each taxable year, the Company must distribute to its shareholders at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

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

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the distribution reinvestment plan. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. The additional shares received by a shareholder pursuant to the distribution reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account. For more information on the distribution reinvestment plan, please refer to “Note 8. Net Assets”.

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

In September 2026, the FASB issued ASU No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider contractual sale restrictions on equity securities when measuring fair value and to disclose the discount attributable to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2026-03 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

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

The Company pays the Adviser fees for its services under the Investment Advisory Agreement. The fees consist of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the Company’s shareholders.

On August 31, 2026, the Company and the Adviser entered into a waiver letter agreement (the “Fee Waiver Letter Agreement”) to further extend the waiver of the base management fee and incentive fee payable to the Adviser. Pursuant to the Fee Waiver Letter Agreement, the Adviser agreed to irrevocably waive, which may be effected by a rebate or otherwise, (i) any base management fee due from the Company to the Adviser under Section 5(a) of the Investment Advisory Agreement and (ii) any incentive fee due from the Company to the Adviser under Section 5(b) of the Investment Advisory Agreement from September 1, 2026 through August 31, 2027.

Management fees

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value (the “NAV”) as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and nine months ended September 30, 2026, the Company recognized $254 and $680, respectively, of management fees, before the impact of waived fees. For the three and nine months ended September 30, 2026, the Adviser agreed to waive $254 and $680, respectively, of management fees.

For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company recognized an amount less than $1 of management fees before the impact of waived fees. For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Adviser agreed to waive all management fees.

As of September 30, 2026 and December 31, 2025, no management fees were payable.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The investment income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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
•
12.5% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds a rate of return of 1.43% (5.72% annualized).

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

For the three and nine months ended September 30, 2026, the Company incurred income based incentive fees of $226 and $580, respectively, and recorded a reversal of capital gains incentive fees of $0 and $24, respectively, before impact of waived fees. For the three and nine months ended September 30, 2026, the Adviser agreed to waive $226 and $580, respectively, in income based incentive fees, and reversed $0 and $24, respectively, of previously recorded capital gains incentive fee waiver.

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

As of September 30, 2026 and December 31, 2025, no incentive fees were payable.

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

Administration Agreement

On June 26, 2025, the Company entered into an administration agreement (the “Administration Agreement”) with Antares Capital Credit Advisers LLC (in such role, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and nine months ended September 30, 2026, the Company incurred administrative service fees of $162 and $523, respectively. For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Company incurred administrative service fees of $149.

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

The Company pays the Placement Agent a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV of the Company as of the beginning of the first calendar day of each month for the Company’s Common Shares, which is paid by the Placement Agent to the applicable financial intermediaries. In addition, the Company will pay to the Placement Agent a one-time implementation fee of $5 and will pay a recurring annual fee ranging between 0.0035% and 0.0050% of the Company’s total assets, subject to a minimum annual fee of $25. The Company will also pay reasonable, pre-approved out-of-pocket expenses incurred by the Placement Agent in connection with the services provided pursuant to the Placement Agreements.

Expense Support Agreement

On June 26, 2025, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser is obligated to pay the Company’s total organization and offering costs, professional fees, board of director fees, administrative service fees, and other general and administrative expenses of the Company on the Company’s behalf such that these operating expenses of the Company do not exceed 1.00% (on annualized basis) of the Company’s NAV. Additionally, the Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf.

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

For the three and nine months ended September 30, 2026, the Adviser provided $392 and $1,239, respectively, of expense support pursuant to the Expense Support Agreement. For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Adviser provided $639 and $792, respectively, of expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For the three and nine months ended September 30, 2026, no reimbursement payments were made by the Company to the Adviser. For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, no reimbursement payments were made by the Company to the Adviser. Through September 30, 2026, the Adviser has provided cumulative expense support of $2,535 pursuant to the Expense Support Agreement.

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

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$197,993	$196,595	98.29%	$148,636	$148,839	97.12%
Unsecured Debt	519	506	0.25	490	501	0.33
Equity Investments	771	791	0.40	318	318	0.21
Short-Term Investments	2,125	2,125	1.06	3,585	3,585	2.34
Total Investments	$201,408	$200,017	100.00%	$153,029	$153,243	100.00%

As of September 30, 2026 and December 31, 2025, there were no portfolio companies with loans on non-accrual status.

The industry composition of the Company’s non-controlled, non-affiliated investments (at fair value) was as follows:

	September 30, 2026	December 31, 2025
Software	13.33%	12.72%
Insurance	10.64	11.72
Financial Services	8.98	10.29
Professional Services	8.75	13.51
Healthcare Providers and Services	7.67	3.68
Health Care Technology	6.13	6.43
Diversified Consumer Services	6.01	3.36
Pharmaceuticals	4.66	5.14
Chemicals	4.45	5.03
Commercial Services and Supplies	3.42	4.23
Healthcare Equipment and Supplies	3.34	1.38
IT Services	2.86	2.04
Food Products	2.69	3.32
Containers and Packaging	2.44	2.97
Wireless Telecommunication Services	2.35	3.13
Household Products	1.88	2.53
Energy Equipment and Services	1.78	1.75
Media	1.73	2.16
Distributors	1.53	1.50
Real Estate Management and Development	1.16	—
Capital Markets	1.06	—
Air Freight and Logistics	0.71	0.89
Textiles, Apparel and Luxury Goods	0.50	0.67
Industrial Conglomerates	0.45	0.58
Specialty Retail	0.42	—
Electronic Equipment, Instruments and Components	0.37	—
Trading Companies and Distributors	0.35	0.46
Hotels, Restaurants and Leisure	0.17	0.23
Electrical Equipment	0.17	—
Construction & Engineering	—	0.28
Total	100.00%	100.00%

The geographic composition of the Company’s non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$196,085	$194,807	98.44%	202.84%
Canada	3,198	3,085	1.56	3.21
Total	$199,283	$197,892	100.00%	206.05%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$145,127	$145,312	97.10%	212.04%
Canada	4,317	4,346	2.90	6.34
Total	$149,444	$149,658	100.00%	218.38%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in “Note 2. Significant Accounting Policies” of these consolidated financial statements:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$21,360	$175,235	$196,595
Unsecured Debt	—	—	506	506
Equity Investments	—	—	791	791
Total non-controlled/non-affiliated investments	—	21,360	176,532	197,892
Short-Term Investments	2,125	—	—	2,125
Total Investments at fair value	$2,125	$21,360	$176,532	$200,017

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$14,992	$133,847	$148,839
Unsecured Debt	—	—	501	501
Equity Investments	—	—	318	318
Total non-controlled/non-affiliated investments	—	14,992	134,666	149,658
Short-Term Investments	3,585	—	—	3,585
Total Investments at fair value	$3,585	$14,992	$134,666	$153,243

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and the period from April 15, 2025 (inception) to September 30, 2025:

	Three Months Ended September 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$146,981	$524	$475	$147,980
Purchase of investments (including received in-kind)	31,386	—	305	31,691
Proceeds from sale of investments and principal repayments	(2,898)	—	—	(2,898)
Net accretion of discount and amortization of premium	36	(1)	—	35
Net change in unrealized appreciation (depreciation) on investments	(270)	(17)	11	(276)
Fair value, end of period	$175,235	$506	$791	$176,532
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2026	$(280)	$(6)	$11	$(275)

	Nine Months Ended September 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$133,847	$501	$318	$134,666
Purchase of investments (including received in-kind)	56,324	28	453	56,805
Proceeds from sale of investments and principal repayments	(13,732)	—	—	(13,732)
Net accretion of discounts and amortization of premiums on investments	162	1	—	163
Net change in unrealized appreciation (depreciation) on investments	(1,366)	(24)	20	(1,370)
Fair value, end of period	$175,235	$506	$791	$176,532
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2026	$(1,333)	$(13)	$20	$(1,326)

	Three Months Ended September 30, 2025
	Secured Debt	Total Investments
Fair value, beginning of period	$—	$—
Purchase of investments (including received in-kind)	105,603	105,603
Proceeds from sale of investments and principal repayments	(574)	(574)
Net accretion of discount and amortization of premium	17	17
Net change in unrealized appreciation (depreciation) on investments	104	104
Fair value, end of period	$105,150	$105,150
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$104	$104

	Period from April 15, 2025 (inception) to September 30, 2025
	Secured Debt	Total Investments
Fair value, beginning of period	$—	$—
Purchase of investments (including received in-kind)	105,603	105,603
Proceeds from sale of investments and principal repayments	(574)	(574)
Net accretion of discount and amortization of premium	17	17
Net change in unrealized appreciation (depreciation) on investments	104	104
Fair value, end of period	$105,150	$105,150
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$104	$104

Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2026, transfers to (out of) Level 3, if any, were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$138,595	Market yield analysis	Market yield discount rates	7.41%	17.19%	9.86%
	34,036	Recent transaction	Transaction price	N/A	N/A	N/A
	2,604	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	175,235

Unsecured Debt	506	Market yield analysis	Market yield discount rates	11.20%	11.70%	11.45%

Equity Investments	485	Comparable company analysis	EBITDA multiples	11.0x	35.0x	18.0x
	306	Recent transaction	Transaction price	N/A	N/A	N/A
Total Equity Investments	791
Total	$176,532

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$88,336	Market yield analysis	Market yield discount rates	7.55%	10.43%	8.47%
	44,352	Recent transaction	Transaction price	N/A	N/A	N/A
	1,159	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	133,847

Unsecured Debt	501	Recent transaction	Transaction price	N/A	N/A	N/A

Equity Investments	318	Recent transaction	Transaction price	N/A	N/A	N/A
Total	$134,666

(1)
As of September 30, 2026 and December 31, 2025, amounts of $36,946 and $46,330, respectively, included within the fair value of Level 3 assets were valued based on unobservable inputs not developed by the Adviser (e.g., broker quotes and transaction prices).
(2)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable input used in the income approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. Significant increases in the discount rate would significantly lower the fair value of an investment; conversely, significant decreases in the discount rate would significantly increase the fair value of an investment. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in corresponding increases or decreases in the fair value of investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or variable rates. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 200.81% and 182.41%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Citi Facility	$250,000	$95,268	$95,268	$154,732	$18,621
Total	$250,000	$95,268	$95,268	$154,732	$18,621

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Citi Facility	$250,000	$83,159	$83,159	$166,841	$13,432
Total	$250,000	$83,159	$83,159	$166,841	$13,432

(1)
The carrying value of the Company’s debt obligations is used as an approximation of fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of September 30, 2026 and December 31, 2025. Carrying values do not include the impact of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to the respective facility’s borrowing base.

Citi Facility

ASTII Funding SPV LLC (“ASTII Funding”), a wholly-owned subsidiary of the Company, as borrower, and the Company, as servicer, are party to a Credit and Security Agreement, dated July 18, 2025 (the “Citi Agreement”), providing for a revolving loan facility (the “Citi Facility”), with the lenders from time to time party thereto; Citibank, N.A., as administrative agent; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; and U.S. Bank National Association, as collateral custodian. The Citi Facility is secured by substantially all of the assets of ASTII Funding, including the collateral loans it holds. Capitalized terms used but not defined herein have the meanings assigned to them in the Citi Agreement.

As of September 30, 2026, the aggregate commitments under the Citi Facility were $250,000. The Citi Agreement includes an accordion provision permitting increases to the total facility amount of up to $1,000,000, subject to the satisfaction of certain conditions and, in certain circumstances, the consent of the administrative agent. Borrowings are subject to borrowing base requirements. Revolving loans may be repaid and reborrowed until the end of the Reinvestment Period, which ends no later than July 18, 2028, unless extended. Following the Reinvestment Period, borrowings are subject to scheduled amortization, and principal collections on the collateral loans may no longer be reinvested and are applied, in whole or in part, to repay outstanding borrowings. All amounts outstanding under the Citi Facility are due on July 18, 2030.

Borrowings under the Citi Facility bear interest at the relevant benchmark rate (e.g., Term SOFR for loans denominated in U.S. dollars and Daily Compounded CORRA for loans denominated in Canadian dollars) plus the applicable margin, which equals the sum of:

•
1.60% multiplied by the lesser of (x) the aggregate principal balance of broadly syndicated loans divided by the aggregate principal balance of all eligible loans and (y) 35% (the “BSL Percentage”); and
•
1.875% multiplied by 100% minus the BSL Percentage.

ASTII Funding also pays a commitment fee of 0.50% per annum on the Unused Amount under the Citi Facility, which increases to 0.75% per annum if the Unused Amount exceeds 50% of the Facility Amount.

When the Citi Facility was established on July 18, 2025, aggregate commitments were $250,000. ASTII Funding was acquired by the Company on the same day and was subsequently converted from a limited partnership to a limited liability company on July 23, 2025.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Citi Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	September 30, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	4,028	$2,899	$2,830	$69
Total		$2,899	$2,830	$69

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	1,128	$824	$822	$2
Total		$824	$822	$2

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025
Stated interest expense	$1,278	$760	$3,595	$760
Facility unused fees	287	—	664	—
Amortization of deferred financing costs	96	79	286	79
Total interest and debt expenses	$1,661	$839	$4,545	$839
Cash paid for interest expense	$1,515	$614	$4,183	$614
Citi Facility weighted average interest rate	5.57%	6.13%	5.49%	6.13%
Citi Facility average debt outstanding	$89,759	$59,456	$86,260	$59,456

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

As of September 30, 2026 and December 31, 2025, $236 and $212, respectively, of stated interest expense and $52 and zero of unused commitment fees, respectively, were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit commitments, delayed draw commitments, and equity commitments, which require the Company to fund when requested by the portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had unfunded investment commitments in the aggregate par amount of $47,010 and $44,146, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2026 and December 31, 2025, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

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

The Company determines NAV for Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective on the first calendar day of each month. Common Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and the period from April 15, 2025 (inception) to September 30, 2025:

	Three Months Ended September 30,
	2026		2025
	Common Shares	Amount	Common Shares	Amount
Issuance of shares	502,030	$12,455	2,005,957	$50,150
Reinvestment of distributions	63,174	1,566	21,854	555
Net increase (decrease)	565,204	$14,021	2,027,811	$50,705

	Nine Months Ended September 30, 2026		Period from April 15, 2025 (inception) to September 30, 2025
	Common Shares	Amount	Common Shares	Amount
Issuance of shares	960,716	$23,929	2,006,957	$50,175
Reinvestment of distributions	207,431	5,164	21,854	555
Net increase (decrease)	1,168,147	$29,093	2,028,811	$50,730

As of September 30, 2026 and December 31, 2025, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) owns Common Shares of the Company.

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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular semi-annual period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period (as defined herein) will be subject to an early repurchase deduction of 5%. Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Common Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Common Shares (the “Non-Tender Period”).

The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares, and will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. Common Shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”) are not subject to early repurchase deduction.

Distributions

The Company authorizes and declares distribution amounts per Common Share payable monthly in arrears. The following table presents distributions that were declared during the nine months ended September 30, 2026 and the period from April 15, 2025 (inception) to September 30, 2025:

Nine Months Ended September 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1773	$0.0269	$0.2042	$592
February 27, 2026	April 2, 2026	0.1597	0.0194	0.1791	532
March 30, 2026	May 1, 2026	0.1742	0.0211	0.1953	593
April 30, 2026	May 29, 2026	0.1676	0.0152	0.1828	572
May 28, 2026	June 29, 2026	0.1741	0.0105	0.1846	590
June 30, 2026	July 30, 2026	0.1682	0.0102	0.1784	591
July 28, 2026	August 28, 2026	0.1736	0.0105	0.1841	622
August 27, 2026	September 29, 2026	0.1736	0.0105	0.1841	650
September 29, 2026	October 28, 2026	0.1683	0.0102	0.1785	692
Total		$1.5366	$0.1345	$1.6711	$5,434

Period from April 15, 2025 (inception) to September 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
August 28, 2025	October 2, 2025	$0.2774	$—	$0.2774	$555
September 30, 2025	November 3, 2025	0.1863	0.0207	0.2070	420
Total		$0.4637	$0.0207	$0.4844	$975

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

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2026 and the period from April 15, 2025 (inception) to September 30, 2025:

	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025 (1)
Per Share Data:
Net assets, beginning of period	$25.28	$25.00
Net investment income (loss) (2)	1.63	0.58
Net realized and change in unrealized appreciation (depreciation) (3)	(0.48)	0.05
Net increase (decrease) in net assets resulting from operations	1.15	0.63
Distributions from net investment income (4)	(1.67)	(0.48)
Total increase (decrease) in net assets	(0.52)	0.15
Net assets, end of period	$24.76	$25.15
Shares outstanding, end of period	3,879,079	2,028,811
Total return based on net asset value (5)	4.74%	2.54%
Ratios: (6)
Total expenses to average net assets gross of fee waivers	13.59%	7.35%
Net expenses to average net assets net of fee waivers	9.43%	5.59%
Net investment income to average net assets	8.97%	3.67%
Portfolio turnover rate (7)	9.43%	0.54%
Supplemental Data:
Net assets, end of period	$96,042	$51,022
Asset coverage ratio (8)	200.81%	181.70%

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
(6)
Amounts are annualized except for non-recurring expenses (organization and offering costs, incentive fees on capital gains, and capital gains on incentive fees waived).
(7)
Portfolio turnover rate (not annualized) is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio does not include the impact of short-term investments.
(8)
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 10. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker (the “CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through November 12, 2026. There are no subsequent events to disclose except for the following:

Share Issuances

On October 1, 2026, the Company sold and issued 139,058 Common Shares for an aggregate consideration of approximately $3,443 at a price of $24.76 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

The Company received $6,760 of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2026.

Distribution Declaration

On October 23, 2026, the Company declared a regular distribution in the amount of $0.1735 per share and a special distribution in the amount of $0.0105 per share for its Common Shares, which are payable to shareholders of record as of October 23, 2026, and will be paid on or about November 30, 2026.

These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a newly-organized, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) as of July 18, 2025. We also have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares (“Common Shares”) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our net asset value (“NAV”) per Common Share. Formed as a Delaware limited liability company on April 15, 2025, we are externally managed by Antares Capital Credit Advisers LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

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

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of September 30, 2026, we had investments in 110 portfolio companies across 30 industries. Based on fair value as of September 30, 2026, approximately 99.74% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. the Secured Overnight Financing Rate, “SOFR”), which primarily is subject to interest rate floors. As of September 30, 2026, our weighted average total yield of debt and income producing securities at amortized cost was 8.58%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and is based on interest rates as of September 30, 2026.

As of December 31, 2025, we had investments in 76 portfolio companies across 25 industries. Based on fair value as of December 31, 2025, approximately 99.66% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average total yield of debt and income producing securities at amortized cost was 8.23%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and is based on interest rates as of December 31, 2025.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025
Total investments, beginning of period	$163,785	$—	$149,444	$—
Purchases of investments (including received in-kind)	40,014	106,598	65,124	106,598
Net accretion of discounts and amortization of premium on investments	35	17	161	17
Net realized gains (losses) on investments	1	—	1	—
Proceeds from sale of investments and principal repayments	(4,552)	(574)	(15,447)	(574)
Total investments, end of period	$199,283	$106,041	$199,283	$106,041

The following table presents certain selected information regarding our investment portfolio:

	September 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.58%	8.23%
Weighted average yield on debt and income producing investments, at fair value (1)	8.58%	8.23%
Number of portfolio companies	110	76
Median LTM EBITDA (2)(3)	$123.2M	$124.0M
Weighted average net senior leverage (2)(4)	5.2x	5.4x
Weighted average loan-to-value (“LTV”) (2)(5)	36.3%	36.3%
Percentage of debt investments bearing a floating rate, at fair value	99.74%	99.66%
Percentage of debt investments bearing a fixed rate, at fair value	0.26%	0.34%

(1)
Computed based on the stated interest rate or yield as of September 30, 2026 and December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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
•
Internal Performance Rating C: Portfolio companies performing below expectations and level of risk have increased since the time of origination. Portfolio companies are generally current on both interest and principal payments.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	September 30, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$185,046	93.51%	104
B	8,495	4.29	5
C	4,351	2.20	1
D	—	—	—
E	—	—	—
	$197,892	100.00%	110

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$148,978	99.55%	75
B	680	0.45	1
C	—	—	—
D	—	—	—
E	—	—	—
	$149,658	100.00%	76

As of September 30, 2026 and December 31, 2025, there were no portfolio companies with loans on non-accrual status. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$197,993	$196,595	98.29%	$148,636	$148,839	97.12%
Unsecured Debt	519	506	0.25	490	501	0.33
Equity Investments	771	791	0.40	318	318	0.21
Short-Term Investments	2,125	2,125	1.06	3,585	3,585	2.34
Total Investments	$201,408	$200,017	100.00%	$153,029	$153,243	100.00%

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

	September 30, 2026	December 31, 2025
Software	13.33%	12.72%
Insurance	10.64	11.72
Financial Services	8.98	10.29
Professional Services	8.75	13.51
Healthcare Providers and Services	7.67	3.68
Health Care Technology	6.13	6.43
Diversified Consumer Services	6.01	3.36
Pharmaceuticals	4.66	5.14
Chemicals	4.45	5.03
Commercial Services and Supplies	3.42	4.23
Healthcare Equipment and Supplies	3.34	1.38
IT Services	2.86	2.04
Food Products	2.69	3.32
Containers and Packaging	2.44	2.97
Wireless Telecommunication Services	2.35	3.13
Household Products	1.88	2.53
Energy Equipment and Services	1.78	1.75
Media	1.73	2.16
Distributors	1.53	1.50
Real Estate Management and Development	1.16	—
Capital Markets	1.06	—
Air Freight and Logistics	0.71	0.89
Textiles, Apparel and Luxury Goods	0.50	0.67
Industrial Conglomerates	0.45	0.58
Specialty Retail	0.42	—
Electronic Equipment, Instruments and Components	0.37	—
Trading Companies and Distributors	0.35	0.46
Hotels, Restaurants and Leisure	0.17	0.23
Electrical Equipment	0.17	—
Construction & Engineering	—	0.28
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled, non-affiliated investments, based on amortized cost and fair value (dollar amounts in thousands):

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$196,085	$194,807	98.44%	202.84%
Canada	3,198	3,085	1.56	3.21
Total	$199,283	$197,892	100.00%	206.05%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$145,127	$145,312	97.10%	212.04%
Canada	4,317	4,346	2.90	6.34
Total	$149,444	$149,658	100.00%	218.38%

Results of Operations

Operating results for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and the period from April 15, 2025 (inception) to September 30, 2025 were as follows (table below in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025
Total investment income	$4,085	$2,101	$10,975	$2,101
Total expenses	2,945	1,673	8,131	1,826
Management fees waiver	(254)	—	(680)	—
Incentive fees waiver	(226)	(96)	(556)	(96)
Reimbursable expenses paid by adviser	(392)	(639)	(1,239)	(792)
Net expenses, net of fee waivers	2,073	938	5,656	938
Net investment income (loss)	2,012	1,163	5,319	1,163
Net realized gain (loss)	3	(19)	80	(19)
Net change in unrealized appreciation (depreciation)	(146)	123	(1,548)	123
Net increase (decrease) in net assets resulting from operations	$1,869	$1,267	$3,851	$1,267

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Because the Company commenced operations on July 18, 2025, the results of operations for the 2025 periods reflect a shorter operating period and, as a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and the period from April 15, 2025 (inception) to September 30, 2025 (table below in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025
Interest income	$3,823	$2,094	$10,547	$2,094
Payment-in-kind interest income	36	—	104	—
Other income	226	7	324	7
Total investment income	$4,085	$2,101	$10,975	$2,101

Total investment income for the three and nine months ended September 30, 2026 increased as compared to the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025 primarily driven by our deployment of capital and an increase in our investment portfolio. The size of the investment portfolio at fair value increased to $197.9 million as of September 30, 2026, from $106.2 million as of September 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Other income for the three and nine months ended September 30, 2026 increased as compared to the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025 primarily driven by the commencement of operations on July 18, 2025 and corresponding increase in deployment and origination fees.

Expenses

Expenses were as follows (table below in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025
Interest and debt expenses	$1,661	$839	$4,545	$839
Management fees	254	—	680	—
Income based incentive fee	226	84	580	84
Capital gains incentive fee	—	12	(24)	12
Administrative service fee	162	149	523	149
Board of Directors' fee	3	3	12	3
Other general and administrative expenses	434	375	1,175	375
Organization and offering costs	13	123	123	276
Shareholder servicing and/or distribution fee	192	88	517	88
Total expenses	2,945	1,673	8,131	1,826
Management fees waiver	(254)	—	(680)	—
Incentive fees waiver	(226)	(96)	(556)	(96)
Reimbursable expenses paid by adviser	(392)	(639)	(1,239)	(792)
Net expenses, net of fee waivers	$2,073	$938	$5,656	$938

Total operating expenses were $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2026, primarily comprised of $0.4 million and $1.2 million, respectively, of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.2 million and $0.5 million, respectively, of administrative service expenses, $13 thousand and $0.1 million, respectively, in organization and offering costs, and $3 thousand and $12 thousand, respectively, of Board of Directors' fees.

Total operating expenses were $0.7 million and $0.8 million, respectively, for the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, primarily comprised of $0.4 million and $0.4 million, respectively, of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.1 million and $0.1 million, respectively, of administrative service expenses, $0.1 million and $0.3 million, respectively, in organization and offering costs, and $3 thousand and $3 thousand, respectively, of Board of Directors' fees.

The increase in expenses for the three and nine months ended September 30, 2026 as compared to the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, respectively, was primarily driven by higher interest and debt expenses, management fees and incentive fees, as well as increased general and administrative expenses associated with servicing a growing investment portfolio.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, weighted average interest rates and average outstanding balances were as follows (table below in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025
Stated interest expense	$1,278	$760	$3,595	$760
Facility unused fees	287	—	664	—
Amortization of deferred financing costs	96	79	286	79
Total interest and debt expenses	$1,661	$839	$4,545	$839
Cash paid for interest expense	$1,515	$614	$4,183	$614
Citi Facility weighted average interest rate	5.57%	6.13%	5.49%	6.13%
Citi Facility average debt outstanding	$89,759	$59,456	$86,260	$59,456

Interest and other debt expenses increased to $1.7 million and $4.5 million, respectively, for the three and nine months ended September 30, 2026, compared to $0.8 million for the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, primarily driven by continued deployment and increased borrowings year-over-year.

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investments (table below in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from April 15, 2025 (inception) to September 30, 2025
Net change in unrealized appreciation (depreciation) on investments	$(154)	$110	$(1,605)	$110
Net realized and change in unrealized gain (loss) on investments	$(153)	$110	$(1,604)	$110

For the three months ended September 30, 2026, net realized and change in unrealized loss on investments was driven by mark-to-market losses in the fair value of private credit, primarily attributable to modest price declines in the portfolio. For the nine months ended September 30, 2026, net realized and change in unrealized loss on investments was driven by mark-to-market losses in the fair value of private credit and broadly syndicated loan portfolios, primarily caused by the impact of the widening credit spreads on the portfolio. As of September 30, 2026 and December 31, 2025, the fair value of our debt investments as a percentage of principal, excluding unfunded commitments, was 99.08% and 99.76%, respectively.

Management fees

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of our NAV as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and nine months ended September 30, 2026, we incurred management fees of $0.3 million and $0.7 million, respectively. All management fees have been waived for the three and nine months ended September 30, 2026.

For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, we incurred gross management fees of less than $1,000. All management fees have been waived for the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Adviser has agreed to waive any management fee and incentive fee due from the Company through February 28, 2026. On March 1, 2026, the terms of the Fee Waiver Letter Agreement were extended from March 1, 2026 through August 31, 2026. On August 31, 2026, the terms of the Fee Waiver Letter Agreement were extended from September 1, 2026 through August 31, 2027.

For the three and nine months ended September 30, 2026, we incurred income based incentive fees of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2026, the Adviser agreed to waive $0.2 million and $0.6 million, respectively, in total incentive fees, resulting in no incentive fees payable.

For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, we incurred income based incentive fees of $0.1 million. For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Adviser agreed to waive $0.1 million in total incentive fees, resulting in no incentive fees payable.

Expense Support Agreement

On June 26, 2025, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser will pay our total organization and offering costs, professional fees, board of director fees, administrative service fees, and other general and administrative expenses on our behalf such that these operating expenses do not exceed 1.00% (on annualized basis) of our NAV. Additionally, the Adviser may elect to pay certain additional expenses on our behalf. Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all expense payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

For the three and nine months ended September 30, 2026, the Adviser provided $0.4 million and $1.2 million, respectively, of expense support pursuant to the Expense Support Agreement. For the three months ended September 30, 2025 and the period from April 15, 2025 (inception) to September 30, 2025, the Adviser provided $0.6 million and $0.8 million, respectively, of expense support pursuant to the Expense Support Agreement. Our obligation to make a reimbursement payment shall automatically become our liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of September 30, 2026, we had one credit facility outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026, we had an aggregate amount of $95.3 million of debt outstanding and our asset coverage ratio was 200.81%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our Citi Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term. For further details, see “Note 6. Borrowings” to our consolidated financial statements included in this report.

Equity

The following tables summarize transactions in Common Shares during the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and the period from April 15, 2025 (inception) to September 30, 2025 (dollar amounts in thousands):

	Three Months Ended September 30,
	2026		2025
	Common Shares	Amount	Common Shares	Amount
Issuance of shares	502,030	$12,455	2,005,957	$50,150
Reinvestment of distributions	63,174	1,566	21,854	555
Net increase (decrease)	565,204	$14,021	2,027,811	$50,705

	Nine Months Ended September 30, 2026		Period from April 15, 2025 (inception) to September 30, 2025
	Common Shares	Amount	Common Shares	Amount
Issuance of shares	960,716	$23,929	2,006,957	$50,175
Reinvestment of distributions	207,431	5,164	21,854	555
Net increase (decrease)	1,168,147	$29,093	2,028,811	$50,730

Share Repurchase Program

We will commence a share repurchase program, commencing at least one year following the date on which unaffiliated investors first purchase Common Shares, in which we intend to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous semi-annual period. Our Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest and the best interest of our shareholders. As a result, share repurchases may not be available each semi-annual period. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular semi-annual period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period (as defined herein) will be subject to an early repurchase deduction of 5%. Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Common Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Common Shares (the “Non-Tender Period”).

The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares, and will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. Common Shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”) are not subject to early repurchase deduction.

Distributions

We authorize and declare distribution amounts per Common Share payable monthly in arrears. The following tables present distributions that were declared during the nine months ended September 30, 2026 and the period from April 15, 2025 (inception) to September 30, 2025:

Nine Months Ended September 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1773	$0.0269	$0.2042	$592
February 27, 2026	April 2, 2026	0.1597	0.0194	0.1791	532
March 30, 2026	May 1, 2026	0.1742	0.0211	0.1953	593
April 30, 2026	May 29, 2026	0.1676	0.0152	0.1828	572
May 28, 2026	June 29, 2026	0.1741	0.0105	0.1846	590
June 30, 2026	July 30, 2026	0.1682	0.0102	0.1784	591
July 28, 2026	August 28, 2026	0.1736	0.0105	0.1841	622
August 27, 2026	September 29, 2026	0.1736	0.0105	0.1841	650
September 29, 2026	October 28, 2026	0.1683	0.0102	0.1785	692
Total		$1.5366	$0.1345	$1.6711	$5,434

Period from April 15, 2025 (inception) to September 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)(2)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
August 28, 2025	October 2, 2025	$0.2774	$—	$0.2774	$555
September 30, 2025	November 3, 2025	0.1863	0.0207	0.2070	420
Total		$0.4637	$0.0207	$0.4844	$975

(1)
Rounded to four decimal places.
(2)
The base distribution per share includes the impact of shareholder servicing and/or distribution fees.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2026 and the period from April 15, 2025 (inception) to September 30, 2025:

	Nine Months Ended September 30, 2026		Period from April 15, 2025 (inception) to September 30, 2025
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$1.6711	$5,434	$0.4844	$975
Net realized gain (loss)	—	—	—	—
Return of capital	—	—	—	—
Total	$1.6711	$5,434	$0.4844	$975

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
the Expense Support Agreement;

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

Recent Developments

Share Issuances

On October 1, 2026, we sold and issued 139,058 Common Shares for an aggregate consideration of approximately $3.4 million at a price of $24.76 per Common Share, including Common Shares issued through our distribution reinvestment plan.

We received $6.8 million of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2026.

Distribution Declaration

On October 23, 2026, we declared a regular distribution in the amount of $0.1735 per share and a special distribution in the amount of $0.0105 per share for our Common Shares, which are payable to shareholders of record as of October 23, 2026, and will be paid on or about November 30, 2026.

These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

Critical Accounting Estimates

The preparation of the consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition, our critical accounting estimates related to investments and fair value measurement are included in the notes to our consolidated financial statements. For a discussion of our critical accounting policies, see “Note 2. Significant Accounting Policies” to the consolidated financial statements.

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

Contractual Obligations

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit Advisers LLC (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement are described in “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

We have established a credit facility and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask us to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

Our investment portfolio may contain revolving line of credit commitments, delayed draw commitments, and certain equity investments, which may require us to fund when requested by portfolio companies. As of September 30, 2026 and December 31, 2025, we had unfunded investment commitments in the aggregate par amount of $47.0 million and $44.1 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

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

As of September 30, 2026, 99.74% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facility (i.e. the Citi Facility) bears interest at floating rates with a zero percent interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$5,961	$(2,858)	$3,103
Up 200 basis points	3,974	(1,905)	2,069
Up 100 basis points	1,987	(953)	1,034
Down 100 basis points	(1,987)	953	(1,034)
Down 200 basis points	(3,963)	1,905	(2,058)
Down 300 basis points	(5,914)	2,842	(3,072)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Net Assets” in this report and our Current Reports on Form 8-K for the issuance of Common Shares for the nine months ended September 30, 2026.

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
10.1

Waiver Letter Agreement dated August 31, 2026 by and between Antares Capital Credit Advisers LLC and Antares Strategic Credit Fund II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01874) filed on September 2, 2026).

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

Antares Strategic Credit Fund II LLC

Date:	November 12, 2026	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer
(Principal Executive Officer)
Date:	November 12, 2026	/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer (Principal Financial Officer)